Form 10-Q
period 2012-06-30
Durata Therapeutics, Inc.
filed 2012-09-04
CIK 1544116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-35599

Durata Therapeutics, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-1247903
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

89 Headquarters Plaza North, 14th Floor Morristown, NJ	07960
(Address of Principal Executive Offices)	(Zip Code)

(973) 993-4865

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2012, there were 18,375,879 shares of Common Stock, $0.01 par value per share, outstanding.

Durata Therapeutics, Inc. and Subsidiary

(A Development Stage Company)

-i-

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•

the timing and conduct of our two ongoing global Phase 3 clinical trials of dalbavancin for the treatment of acute bacterial skin and skin structure infections, or abSSSI, including statements regarding the timing of completion of the trials and the period during which the results of the trials will become available;

•

the timing of and our ability to obtain U.S. and foreign marketing approval of dalbavancin and other product candidates we develop and the ability of dalbavancin and other product candidates to meet existing or future regulatory standards;

•	the potential receipt of revenues from future sales of dalbavancin;

•	our plans to pursue development of dalbavancin for additional indications other than abSSSI;

•	the potential advantages of dalbavancin;

•	the rate and degree of market acceptance and clinical utility of dalbavancin;

•	our estimates regarding the potential market opportunity for dalbavancin;

•	our ability to in-license or acquire additional clinical stage product candidates or approved products in our areas of focus;

•	our sales, marketing and distribution capabilities and strategy;

•	our ability to establish and maintain arrangements for manufacture of dalbavancin and any other product candidates we develop;

•	our intellectual property position;

•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•	the impact of government laws and regulations; and

•	our competitive position.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A. Risk Factors, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to the Quarterly Report on Form 10-Q and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise, except as required by applicable law.

Durata Therapeutics, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheet

(Unaudited)

Item 1.	Financial Statements.

	December 31, 2011	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$11,485,266	$12,355,688
Prepaid expenses and other current assets	996,270	904,524

Total current assets	12,481,536	13,260,212

Acquired in process research and development	15,292,000	15,292,000
Goodwill	5,811,000	5,811,000
Restricted cash	—	500,000
Deferred charge	—	10,991,072
Deferred offering costs	—	1,498,784
Other assets	40,280	47,812

Total assets	$33,624,816	$47,400,880

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,956,572	$5,591,216
Accrued expenses	1,369,249	4,700,258
Income taxes payable	—	9,991,072

Total current liabilities	3,325,821	20,282,546
Non-current income tax payable	—	1,000,000
Contingent consideration	18,739,000	19,279,000

Total liabilities	22,064,821	40,561,546

Commitments and contingencies (note 8)
Redeemable portion—Series A Convertible Preferred Stock, $0.01 par value, 6,000,000 shares issued and outstanding at December 31, 2011 and June 30, 2012 (liquidation preference $6,000,000)	6,000,000	6,000,000
Stockholders’ equity:
Common stock, $0.01 par value; 15,625,000 shares authorized, 62,500 issued and outstanding at December 31, 2011, 79,509 shares issued and outstanding at June 30, 2012	625	795
Series A Convertible Preferred Stock, $0.01 par value; 86,000,000 shares authorized, 49,197,936 shares issued and outstanding at December 31, 2011 (liquidation preference $49,197,936), 71,197,936 shares issued and outstanding at June 30, 2012 (liquidation preference $71,197,936)	491,979	711,979
Additional paid-in capital	49,828,699	72,333,132
Accumulated deficit during the development stage	(44,761,308)	(72,206,572)

Total stockholders’ equity	$5,559,995	$839,334

Total liabilities, redeemable preferred stock and stockholders’ equity	$33,624,816	$47,400,880

See accompanying notes to the consolidated financial statements.

Durata Therapeutics, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statement of Operations

(Unaudited)

	Three month period ended June 30,		Six month period ended June 30,		Period from inception (November 4, 2009) to June 30,
	2011	2012	2011	2012	2012
Operating expenses:
Research and development expenses	$8,439,070	$16,527,952	$12,767,872	$23,298,716	$58,447,642
General and administrative expenses	1,252,489	2,392,303	2,304,489	3,613,499	11,607,761
Acquisition related charges, net	2,376,000	272,000	(403,000)	540,000	7,987,000

Operating loss	12,067,559	19,192,255	14,669,361	27,452,215	78,042,403
Interest income	(4,766)	(4,502)	(9,305)	(6,951)	(24,831)

Loss before income tax benefit	12,062,793	19,187,753	14,660,056	27,445,264	78,017,572
Income tax benefit	(605,700)	—	(782,289)	—	(5,811,000)

Net loss	$(11,457,093)	$(19,187,753)	$(13,877,767)	$(27,445,264)	$(72,206,572)

Net loss attributable to common stockholders	(11,457,093)	(19,187,753)	$(13,877,767)	$(27,445,264)	$(72,206,572)
Net loss attributable to Series A preferred stockholders	—	—	—	—	—

Net loss	$(11,457,093)	$(19,187,753)	$(13,877,767)	$(27,445,264)	$(72,206,572)

Net loss per common share—Basic and Diluted	$(183.31)	$(260.25)	$(242.23)	$(402.94)

Weighted-average common shares—Basic and Diluted	62,500	73,727	57,292	68,113

See accompanying notes to the consolidated financial statements.

Durata Therapeutics, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statement of Cash Flows

(Unaudited)

	Six month period ended June 30,		Period from Inception (November 4, 2009 to June 30, 2012
	2011	2012
Cash flows from operating activities:
Net loss	$(13,877,767)	$(27,445,264)	$(72,206,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	425,818	683,603	1,806,970
Acquisition related charges, net	(403,000)	540,000	7,987,000
Deferred income taxes	(782,289)	—	(5,811,000)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	26,106	(52,288)	(1,048,558)
Contingent receivable	5,421,000	—	5,421,000
Accounts payable	268,145	3,634,644	5,591,216
Accrued expenses	460,821	3,331,009	4,700,258

Net cash used in operating activities	(8,461,166)	(19,308,296)	(53,559,686)

Cash flows from investing activities:
Acquisition of in process research and development	—	—	(10,000,000)
Other investing activities, net	—	(500,000)	(500,000)
Other assets	—	—	(40,280)

Net cash used in investing activities	—	(500,000)	(10,540,280)

Cash flows from financing activities:
Proceeds from issuance of Series A Convertible Preferred Stock	13,999,999	22,000,000	77,197,936
Proceeds from stock options exercised	—	41,000	41,000
Proceeds from receipt of contingent receivable	579,000	—	579,000
Payments for offering costs	—	(1,362,282)	(1,362,282)

Net cash provided by financing activities	14,578,999	20,678,718	76,455,654

Net increase in cash	6,117,833	870,422	12,355,688
Cash and cash equivalents, beginning of year and period	2,264,145	11,485,266	—

Cash and cash equivalents, end of year and period	$8,381,978	$12,355,688	$12,355,688

See accompanying notes to the consolidated financial statements.

Durata Therapeutics, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements (unaudited)

(1)	Nature of Business, Organization and Liquidity

Durata Therapeutics, Inc. and subsidiary (a development stage company) (the Company) is a Delaware corporation and has its principal place of business in Morristown, New Jersey. The Company is a pharmaceutical company focused on the development and commercialization of novel therapeutics for patients with infectious diseases and acute illnesses. The Company was incorporated on November 4, 2009. In December 2009, the Company entered into an agreement to acquire Vicuron Pharmaceuticals Inc. (Vicuron) (see note 4).

To date, the Company has not generated any revenues and has financed its operations primarily through private placements of its preferred stock and the issuance and sale of its common stock in its initial public offering in July 2012 (see note 3 below). The Company anticipates that its expenses will increase substantially in connection with completing its ongoing Phase 3 clinical trials of its lead product candidate, dalbavancin, for the treatment of patients with acute bacterial skin and skin structure infections (abSSSI) and seeking marketing approval for dalbavancin. The Company had a net loss of $27,445,264 for the six months ended June 30, 2012 and had a deficit accumulated during the development stage of $72,206,572, from inception until June 30, 2012.

The Company’s preferred stockholders had committed to fund, in the aggregate, purchases of approximately 99,000,000 shares of the Company’s Series A Convertible Preferred Stock at a purchase price of $1.00 per share. The Company had received $77,197,936 of this amount as of June 30, 2012. The remaining $21,802,064 was available until the closing of its initial public offering on July 24, 2012 which raised additional cash (see note 3 below). Including the net proceeds from its initial public offering, the Company estimates that it has sufficient funding to sustain its operations through mid-2014. The Company does believe it has other financing alternatives available to fund additional activities until its operations generate adequate operating cash flows, which include equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company also has limited fixed commitments for uses of cash and has the intent and ability, if necessary, to delay or eliminate expenditures until adequate funding is available.

Based on the Company’s planned use of net proceeds from its initial public offering and its existing cash and cash equivalents, the Company estimates that such funds will be sufficient to enable it to complete the clinical development of, to seek marketing approval in the United States and the European Union for, and, if approved for the treatment of patients with abSSI, to commercially launch dalbavancin in the United States and Western Europe. The Company has based this estimate on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation, Principles of Consolidation and Unaudited Interim Results

The consolidated financial statements of the Company are prepared on the accrual basis of accounting. All intercompany accounts and transactions have been eliminated. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. The Company is subject to certain risks and uncertainties related to product development, regulatory approval, market acceptance, scope of patent and proprietary rights, competition, technological change and product liability.

Durata Therapeutics, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements (unaudited) – continued

The accompanying balance sheet as of June 30, 2012, the statements of operations for the three and six month periods ended June 30, 2011 and 2012, and the statements of cash flows for the six month periods ended June 30, 2011 and 2012 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations and cash flows for the periods presented. The financial data and other information disclosed in these notes to the consolidated financial statements related to the three and six month periods ended June 30, 2011 and 2012 and any 2012 subsequent activities are unaudited. The results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any other interim period or for any other future year.

(b)	Development Stage Company

The Company’s primary activities since inception have been organizing and staffing the Company, business planning, raising capital and acquiring and developing dalbavancin. Accordingly, the Company is considered to be in the “development stage” and has prepared the accompanying consolidated financial statements in accordance with the provisions of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) No. 915, Accounting for Development Stage Entities.

(c)	Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash resources principally in money market funds.

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. Included within Restricted Cash on the Company’s June 30, 2012 consolidated balance sheet is a certificate of deposit for $500,000 which is being held by a third party bank as collateral for an irrevocable letter of credit that was issued in August 2012 to secure an office lease (see note 9, Subsequent Events).

(d)	Financial Instruments

Certain financial instruments reflected in the consolidated balance sheets (for example, cash equivalents, accounts payable and certain other liabilities) are recorded at cost, which approximates fair value due to their short-term nature. The contingent consideration receivable and contingent liability are maintained at fair value.

Durata Therapeutics, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements (unaudited) – continued

(e)	Other Intangible Assets

Acquired in-process research and development intangible assets represent the right to develop, use, sell or offer for sale intellectual property that the Company has acquired with respect to processes that have not been completed. These assets are required to be classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the date of acquisition, these assets will not be amortized until their processes are completed and the Company receives regulatory approval from a major market to allow for the commencement of commercial marketing activities. At that time, the Company will determine the useful life of the asset, reclassify the asset out of in-process research and development and begin amortization. The useful life of an amortizing asset generally is determined by identifying the period in which substantially all of the cash flows are expected to be generated.

If the associated research and development effort is abandoned, the related assets likely will be written-off and the Company will record a non-cash impairment loss on its consolidated statement of operations. Acquired in-process research and development assets which are determined to have had a decrease in fair value are adjusted to fair value with an impairment charge. Such assets are tested at least annually or when a triggering event occurs that could indicate a potential impairment. Intangible assets with definite useful lives will be amortized to their estimated residual values over their estimated useful lives and reviewed for impairment if certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of finite lived intangible assets is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of the assets exceed their estimated future undiscounted net cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceed the fair value of the assets.

(f)	Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination accounted for by the acquisition method of accounting and is not amortized, but subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. The Company tests its goodwill annually for impairment each December 31 using Accounting Standards Update (ASU) 2011-08, which allows a company the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, an entity is no longer required to calculate the fair value of its reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. There was no impairment of the Company’s goodwill or in process research and development (IPR&D) as a result of impairment tests as of December 31, 2009, 2010 or 2011.

(g)	Impairment of Long-Lived Assets

Long-lived assets, such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Durata Therapeutics, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements (unaudited) – continued

(h)	Research and Development Costs

Research and development costs are expensed as incurred and are primarily comprised of the following types of costs incurred in performing research and development activities:

•	employee-related expenses, including salaries, benefits, travel and share-based compensation expense;

•

external research and development expenses incurred under arrangements with third parties, such as contract research organizations (CROs), manufacturing organizations and consultants, including our scientific advisory board; and

•	facilities and laboratory and other supplies.

(i)	Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which the temporary differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company recognizes the benefit of an uncertain tax position that it has taken or expects to take on income tax returns it files if such tax position is more likely than not to be sustained.

(j)	Share-Based Compensation

The Company utilizes share-based compensation in the form of stock options and restricted stock. Compensation expense is recognized in the consolidated statements of operations based on the estimated fair value of the shares at grant date. Compensation cost to be recognized reflects an estimate of the number of shares expected to vest after taking into consideration an estimate of forfeiture. The fair values of stock option grants are estimated as of the date of grant using the Black-Scholes option valuation model. The fair values of option grants are based on the fair value of the Company’s common stock on the date of grant.

(k)	Deferred Offering Costs

The Company capitalizes certain legal, accounting and other fees that are directly associated with in-process equity financings as an asset until such financings occur. After occurrence, these costs are recorded in equity, in the case of a common stock financing, or mezzanine equity, in the case of a convertible preferred stock financing, net of proceeds received.

As of June 30, 2012, the Company recorded deferred offering costs of $1,487,784 on the accompanying consolidated balance sheet in contemplation of its initial public offering. As discussed in note 3, in July 2012, the Company closed the initial public offering of its common stock. Upon closing, these deferred offering costs were netted against the equity proceeds within stockholders’ equity.

Durata Therapeutics, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements (unaudited) – continued

(l)	Concentrations

The Company maintains cash and cash equivalent balances with financial institutions which, at times, may exceed insurance limits established by the Federal Deposit Insurance Corporation. Management does not consider this to be a significant risk due to the long-standing reputation of these financial institutions.

The Company has entered into agreements with a contract manufacturer to manufacture clinical and future commercial supplies of dalbavancin. The Company has also entered into an agreement with a contract manufacturer to supply the drug substance for dalbavancin in the form of injectable grade powder. The loss of either of these suppliers could have a material adverse effect upon the Company’s operations.

(3)	Reverse Stock Split and Initial Public Offering

In connection its initial public offering, the Company’s board of directors and stockholders approved a one-for-8.0000 reverse stock split of the Company’s common stock. The reverse stock split became effective on July 6, 2012. All share and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value to additional paid-in capital. In addition, in July 2012, the Company’s stockholders approved a reduction in the per share price in a qualified initial public offering (QIPO) required for the automatic conversion of the Series A Convertible Preferred Stock into common stock.

In July 2012, the Company closed the initial public offering of its common stock pursuant to a registration statement on Form S-1, as amended. The Company sold an aggregate of 8,625,000 shares of common stock under the registration statement at a public offering price of $9.00 per share, including 1,125,000 shares pursuant to the exercise by the underwriters of an over-allotment option. Net proceeds were approximately $73.9 million, after deducting underwriting discounts and commissions but prior to the payment of remaining offering expenses payable by the Company.

Upon closing the initial public offering, all outstanding shares of the Company’s Series A Convertible Preferred Stock were converted into 9,649,738 shares of common stock.

(4)	Acquisitions

In December 2009, the Company acquired all of the outstanding shares of capital stock of Vicuron from Pfizer Inc. (Pfizer) pursuant to a stock purchase agreement (Pfizer Agreement). The Company paid total upfront consideration of $10,000,000 for the shares of Vicuron and the dalbavancin inventory to be used in research. In addition, upon the successful clinical development, regulatory approval and first commercial sale of dalbavancin, in the United States or one of five major European markets, the Company is required to pay Pfizer an additional milestone payment of $25,000,000. However, at its sole discretion, the Company may elect to defer the milestone payment for a period of up to five years if it delivers to Pfizer a promissory note for the full amount of such milestone payment. Interest on the outstanding principal amount of the promissory note will accrue at a rate of 10% per annum, compounded annually. The Pfizer Agreement also included a clause allowing for a refund of $6,000,000 of the initial $10,000,000 purchase price if the Company provided documentation that supported the position that marketing approval for dalbavancin required more than one new Phase 3 clinical trial. The transaction has

Durata Therapeutics, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements (unaudited) – continued

been accounted for as an acquisition of a business and, accordingly, under the acquisition method of accounting, the purchase price was determined using cash paid and the estimated fair values for the two contingent aspects of the consideration using probability factors and assessments as of the acquisition date. As the principal asset acquired was a right to develop, manufacture and sell dalbavancin, that fair value was considered to represent IPR&D. Such value was capitalized at the acquisition date.

The table below lists the fair value of the consideration transferred in the Pfizer Agreement:

Fair value at acquisition date
Cash paid	$10,000,000
Contingent obligation	5,871,000
Contingent receivable	(579,000)

$15,292,000

Management completed an assessment of the probability of the successful clinical development, regulatory approval and commercial sale of dalbavancin in future periods and determined that a liability of $5,871,000 should be recorded at December 11, 2009 to reflect fair value of the contingent consideration. The Company has classified this liability as noncurrent in the accompanying consolidated balance sheets, as payment is not expected to occur until at least 2014. The Company also recorded the fair value of the contingent receivable of $579,000 at December 11, 2009 based on the probability of payout. Subsequent to the acquisition date, the Company has measured the contingent consideration arrangements at fair value for each period with changes in fair value recognized in the Company’s statement of operations. Changes in fair value reflect new information about the related IPR&D asset and its progress toward approval, and therefore ultimately the probability of achieving regulatory approval for the product candidate, and the passage of time reflecting accretion based on an estimated risk-free rate of interest. Separately, the possibility of receiving the $6,000,000 contingent receivable was also reassessed as development efforts continued. In the absence of new information on development costs and probability of success, changes in fair value during those periods reflect only the passage of time.

The purchase price allocation resulted in the following amounts being allocated to the assets and liabilities assumed at the acquisition date based upon their respected fair values summarized below:

December 11, 2009
IPR&D asset	$15,292,000
Deferred tax liability	(5,811,000)
Goodwill	5,811,000

Total consideration transferred	$15,292,000

Durata Therapeutics, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements (unaudited) – continued

The fair value of the IPR&D asset was estimated using expected future cash flows for dalbavancin, which has not yet received regulatory approval and has no alternative future use. The fair value was based on key assumptions, such as estimates of sales and operating profits related to the product candidate (considering the stage of development), the probability of achieving ultimate approval, the time and resources needed to complete the regulatory approval process for the product candidate and the life of the potential commercialized products and associated risks, including the inherent difficulties and uncertainties in obtaining regulatory approvals. In determining the fair value of the IPR&D acquired related to dalbavancin, the Company used the following assumptions:

•	The expected product approval date was early 2014 with product launch occurring later in 2014. The first year of significant cash inflows was 2015.

•

The Company’s estimate of pricing and costs of product sales at the date of the acquisition was based upon information available at that time. The expected costs of products was based on typical contract manufacturing costs with an expectation of higher costs earlier in the product life cycle and then decreasing and stabilizing costs in subsequent years. The product sales data was based on the Company’s knowledge of a competitor’s product sales increases and its view of the market for the product as best it understood it at the time.

•	The Company applied a 30% probability of regulatory approval and subsequent commercial launch and a 20% discount rate to the projected cash flows.

The IPR&D asset will not be amortized until approval is achieved.

The Company does not expect any portion of this goodwill to be deductible for tax purposes. The goodwill attributable to the Company’s acquisition is not amortized, but is subject to review for impairment annually.

In September 2008, Pfizer globally withdrew all marketing applications while it considered conducting a second pivotal trial for the treatment of complicated skin and skin structure infections in adults. As of December 11, 2009, Vicuron became a wholly owned subsidiary of the Company with minimal operations. Management believes Vicuron had no substantive operations in 2009 prior to the Company’s acquisition of Vicuron from Pfizer in December 2009.

At December 31, 2011, the balance of the contingent liability consideration, which reflects the fair value of the contingent milestone payment, was $18,739,000. The Company received the $6,000,000 contingent receivable in March 2011. The Company’s contingent consideration is based on Level 3 inputs within the fair value hierarchy. Fair values determined based on Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. The underlying probability of payment of the contingent liability was 80% as of December 31, 2011. At June 30, 2012, the underlying probability of payment of the contingent liability remained at 80% and the fair value of the liability totaled $19,297,000.

Durata Therapeutics, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements (unaudited) – continued

(5)	Stockholders’ Equity and Stock Compensation

(a)	Common Stock

In December 2009, the Company issued 62,500 shares of restricted common stock to an officer in return for services to be rendered over the effective vesting period. This award fully vested in January 2011. The common stock has voting, dividend, and liquidation rights, which were subject to, and qualified by, the rights, powers, and preferences of the holders of the Series A Convertible Preferred Stock. The fair value of the 62,500 shares of restricted common stock was expensed over the vesting period. The estimated fair value per share used for the grant of 62,500 shares of restricted common stock was $0.40 ($25,000 of compensation expense) and was based on a valuation of the Company’s common stock as of December 31, 2009 in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the Practice Aid). Based on the valuation methodology selection criteria set forth in the Practice Aid, with a focus on the early stage of the development the Company, including the status of its development efforts, very limited operations and the fact that it had an incomplete management team, as of December 31, 2009, the Company determined that an asset-based approach was the most appropriate method to use to determine the enterprise value of the Company. The Company then allocated the enterprise value using the current value method.

Also included in common stock at June 30, 2012 were 15,625 common shares issued upon exercise of options during the six month period ended June 30, 2012. Also during that period, an additional 12,500 options were early exercised and restricted shares were issued, with 1,384 shares vested and 11,116 shares unvested at period end. Total common stock at June 30, 2012 was $795 (representing 79,509 common shares).

(b)	Series A Convertible Preferred Stock

Since inception, the Company has issued and sold an aggregate of 77,197,936 shares of its Series A Convertible Preferred Stock that resulted in the Company receiving cash proceeds through June 30, 2012 of $77,197,936. The proceeds were, and will be used for, research and development and general working capital. In July 2012, upon closing the initial public offering, all outstanding shares of the Company’s convertible preferred stock were converted into 9,649,738 shares of common stock (see note 3).

In July 2012, the Company’s one-for-8.000 reverse stock split became effective, effectively changing the conversion price of the Series A Convertible Preferred Stock.

(c)	Stock Incentive Plans

The two stock incentive plans described in this section are the pre-IPO stock incentive plan, as amended (the Incentive Plan), and the 2012 stock incentive plan (2012 Plan). Prior to the Company’s initial public offering, the Company granted awards to eligible participants under the Incentive Plan. Following the initial public offering, the Company will grant awards to eligible participants under the 2012 Plan.

Durata Therapeutics, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements (unaudited) – continued

2012 Stock Incentive Plan (2012 Plan)

In April 2012, the Company’s board of directors and stockholders approved the 2012 Plan. The 2012 Plan became effective immediately prior to the closing of the Company’s initial public offering (see note 3). The 2012 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. Upon effectiveness of the plan, the number of shares of the Company’s common stock reserved for issuance under the 2012 Plan was 913,774 plus the number of shares of the Company’s common stock subject to outstanding awards under the Company’s pre-IPO stock incentive plan, that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. In addition, the 2012 Plan provides for an annual increase, to be added on the first day of fiscal year 2014 and each subsequent anniversary until the expiration of the 2012 Plan, equal to the lowest of 437,500 shares of the Company’s common stock, 2.75% of the number of shares of the Company’s common stock outstanding on the first day of the fiscal year and an amount determined by the board of directors.

Pre-IPO Stock Incentive Plan (Incentive Plan)

Upon the closing of the initial public offering, the Company will not grant any additional awards under the Incentive Plan.

The Incentive Plan provided for the granting of stock options and other stock awards of the Company to employees and consultants. General awards under the Incentive Plan consisted of a specified number of options awarded to an employee or consultant subject to the satisfaction of various vesting conditions determined and specified by the Company at the time of the award. In April 2012, the Company’s board of directors and stockholders approved an amendment to the Incentive Plan to increase the number of shares reserved for issuance under the Incentive Plan from 1,875,000 to 2,125,000.

For the six month period ended June 30, 2012, the Company awarded options to purchase 426,559 shares under the Incentive Plan. At June 30, 2012, there were 145,024 additional shares of common stock available for future issuance under the Incentive Plan through the initial public offering.

In April 2012, the Board resolved that all options granted under the Incentive Plan to date and any additional options to be granted prior to the Company’s initial public offering may be exercisable from the date of grant. If exercised prior to full vesting, restricted shares of common stock are issued and continue to vest in the same manner as the original options awarded. Upon termination of employment any unvested options or unvested restricted shares are immediately cancelled and available for future grant, while

Durata Therapeutics, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements (unaudited) – continued

vested options are exercisable for a defined period. The vesting schedule for awards is to be established by the Company’s board of directors in its discretion on the date of grant. The outstanding option grants at June 30, 2012 have a term of 10 years and generally vest over periods up to 4 years.

Activity with respect to options was as follows:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life (years)
Outstanding balance, December 31, 2011	1,510,000	$1.06	8.52
Granted	426,559	7.22	9.65
Forfeited or expired	19,083	1.68	—
Exercised	28,125	1.46	—

Outstanding balance, June 30, 2012	1,889,351	$2.43	8.37

During the six month period ended June 30, 2012, 28,125 options were exercised resulting in $41,000 of proceeds to the Company. Certain of those option awards were early exercises resulting in the issuance of 12,500 shares of restricted stock. As of June 30, 2012, 1,384 shares of the restricted stock were vested, and the remainder will continue to vest over the requisite service period.

At June 30, 2012, the number of shares exercisable pursuant to outstanding options was 753,113, at a weighted average exercise price of $1.31 and a weighted average remaining contractual life of 8.0 years.

The options granted under the Incentive Plan contained certain restrictions on the holder’s ability to exercise the award, including limitations as to the number of options exercisable that was determined based on the level of funding received from the original Series A Convertible Preferred Stock investors. For purposes of the exercisability of awards in the table above, these restrictions were determined to be non-substantive due to the Company’s expectations of future funding by the preferred holders.

The weighted-average grant date fair value of the stock options granted during the six month period ended June 30, 2012 was $7.65 per share. The Company estimated the fair value of options granted using the Black-Scholes option pricing model. There have been no significant changes to the assumptions used to estimate the fair value of options granted during the six month period ended June 30, 2012 compared to those granted for the year ended December 31, 2011 as disclosed in note 5 to the consolidated financial statements included in the final prospectus related to the Company’s initial public offering.

Share-based compensation expense for stock options granted to employees and directors is based on the estimated grant date fair value of options recognized ratably over the requisite service period, which is the vesting period of the award. The level of forfeitures expected to occur was estimated based on data from a representative group of companies with similar characteristics to the Company.

Durata Therapeutics, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements (unaudited) – continued

Share-based compensation expense totaled $208,926 and $425,818 for the three and six month periods ended June 30, 2011, respectively, and $462,727 and $683,603 for the three and six month periods ended June 30, 2012, respectively, which is included in research and development and general and administrative expenses in the accompanying consolidated statements of operations. The total unrecognized share-based compensation cost at June 30, 2012 amounted to a $4,573,662, which is expected to be recognized over the next four years.

(6)	Net Loss Per Share

Net loss per share is determined in accordance with the two-class method. This method is used for computing basic net loss per share when companies have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. Under the two-class method, net loss is allocated between common shares and other participating securities based on their participating rights in both distributed and undistributed earnings. The Company’s Series A Convertible Preferred Stock are participating securities, since the stockholders are entitled to share in dividends declared by the board of directors with the common stock based on their equivalent common shares.

Basic net loss per share is computed by dividing net loss available (attributable) to common stockholders by the weighted average number of shares of common stock outstanding during the period. Because the holders of the participating preferred stock are not contractually required to share in the Company’s losses, in applying the two-class method to compute basic net loss per common share, no allocation to preferred stock was made for the three and six month periods ended June 30, 2011 and 2012. Potential common shares in the diluted net loss per share computation are excluded as they would be anti-dilutive.

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of June 30, 2011 and 2012, as they would be anti-dilutive. The convertible preferred stock numbers shown in the table below are shown on a common stock equivalent basis as a result of the reverse stock split described in note 3 above.

	June 30,
	2011	2012
Convertible preferred stock	8,649,742	9,649,738
Stock options and unvested restricted stock	1,507,500	1,900,467

(7)	Income Taxes

The Company did not record an income tax benefit on its loss before tax for the six-month period ended June 30, 2012, due to the fact that the Company, at present, does not believe it is more-likely-than-not it will realize its net operating losses. The Company has no ability to carry back losses to previous years and future utilization of these losses in uncertain.

The total amount of federal, foreign, state and local unrecognized tax benefits was $1 million at June 30, 2012 and $0 at December 31, 2011. The Company regularly reevaluates its tax positions and the associated interest and penalties, if applicable, considering a variety of factors that would reduce the technical merits of the position to below more-likely-than-not. The Company believes

Durata Therapeutics, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements (unaudited) – continued

that its accruals for tax liabilities are adequate for all open years. Because tax regulations are subject to interpretation and tax litigation is inherently uncertain, these evaluations can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. The Company applies a variety of methodologies in making these estimates and assumptions, which include studies performed by independent economists, advice from industry and subject experts, evaluation of public actions taken by the IRS and other taxing authorities, as well as its industry experience. These evaluations are based on estimates and assumptions that have been deemed reasonable by management. However, if management’s estimates are not representative of actual outcomes, our results of operations could be materially impacted.

The Company files income tax returns in the United States, Netherlands and various state jurisdictions. The Company is not currently being audited by any taxing jurisdiction.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and their basis for income tax purposes and the tax effects of net operating loss and tax credit carry-forwards.

Valuation allowances reduce deferred tax assets to the amounts that are more-likely-than-not to be realized. At June 30, 2012, the Company has recorded additional deferred tax assets which are fully offset by a valuation allowance. The Company regularly evaluates the likelihood of the realization of its deferred tax assets and reduces the carrying amount of those deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to it for tax reporting purposes and other relevant factors. Significant judgment is required in making this assessment. At present, the likelihood of the Company being able to fully realize it deferred income tax benefits against future income is uncertain.

(8)	Commitments and Contingencies

(a)	Employment Agreements

The Company has employment agreements with certain employees which require the funding of a specified level of payments, if certain events (such as a change in control) or termination without cause occur.

(b)	Consulting and Other Business Arrangements

In the course of normal business operations, the Company has agreements with contract service providers to assist in the performance of its research and development and manufacturing activities. The Company can elect to discontinue the work under these agreements at any time. The Company could also enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require up front payments and even long-term commitments of cash.

The Company has entered into a supply agreement with Gnosis Bioresearch srl., or Gnosis, to supply it with the drug substance for dalbavancin in the form of injectable grade powder. Under this agreement, Gnosis is required to manufacture and supply, and the Company is required to purchase specified minimum annual purchase volumes of

Durata Therapeutics, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements (unaudited) – continued

drug substance at specified prices. The Company currently has purchase commitments of approximately $21.5 million associated with the first three years of the initial five-year term of the agreement. The Company has agreed with Gnosis to define the purchase commitments for the subsequent two years of the initial term by a date specified in the agreement. Gnosis has agreed to produce a specified percentage of the Company’s worldwide demand for drug substance. Through June 30, 2012, the Company has paid $2.1 million of this amount. The agreement expires on June 12, 2017, subject to automatic renewal for successive two-year periods.

The Company has entered into a development and supply agreement with Hospira Worldwide, Inc., or Hospira, for its fill and finish services. Under this agreement, Hospira is required to supply and the Company is required to purchase a specified percentage of its commercial requirements of dalbavancin. The Company is also required to pay Hospira aggregate development fees of approximately $1,700,000 based on the occurrence of specified milestone events. Through June 30, 2012, the Company has paid approximately $849,000 of this amount, which has been recorded as research and development expense in the consolidated statements of operations. The agreement expires five years after the first commercial sale of dalbavancin, subject to an automatic renewal for an indefinite period.

(c)	Leasing Arrangements

The Company leases office space under a non-cancelable operating lease agreement expiring on December 31, 2012. As of June 30, 2012, the future minimum payments for the six months ending December 31, 2012 amount to approximately $130,584.

See also note 9, Subsequent Events.

(d)	Contingencies

From time to time, the Company may be involved in various legal actions arising out of the ordinary conduct of business. In the opinion of management, the ultimate disposition of such actions will not materially affect the Company’s consolidated financial position, results of operations or cash flows.

(9)	Subsequent Events

In August 2012, the Company entered into a lease for approximately 10,300 square feet of office space in Chicago, Illinois. The Company intends to use the leased premises for corporate and commercial functions. The Company has agreed to pay aggregate rental fees of approximately $1.2 million over the 65 month term. The Company has provided a security deposit in the form of a letter of credit for the benefit of the landlord in the amount of $500,000, which amount will be reduced incrementally over the term of the lease.

Also in August 2012, the Company entered into a lease for approximately 17,800 square feet of office space in Branford, Connecticut. The Company intends to use the leased premises for research and development, clinical and regulatory functions. The Company has agreed to pay aggregate rental fees of approximately $1.8 million over the 62 month term. The Company has provided a security deposit in the form of a letter of credit for the benefit of the landlord in the amount of $350,000, which amount will be reduced incrementally over the term of the lease.

Durata Therapeutics, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements (unaudited) – continued

The Company has evaluated subsequent events occurring after the balance sheet date through the date the financial statements were issued. Based on the evaluation, the Company has determined there were no other subsequent events in addition to what has already been described in these footnotes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2011 included in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on July 20, 2012. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a pharmaceutical company focused on the development and commercialization of novel therapeutics for patients with infectious diseases and acute illnesses. We are currently enrolling and dosing patients in two global Phase 3 clinical trials with our lead product candidate, dalbavancin, for the treatment of patients with acute bacterial skin and skin structure infections, or abSSSI. Dalbavancin is an intravenous antibiotic product candidate designed for once-weekly dosing. We expect to complete these Phase 3 clinical trials and have initial, top-line data available in the beginning of 2013. If our ongoing Phase 3 clinical trials are successful, we plan to submit a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or the FDA, in the first half of 2013 and a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, in the second half of 2013. If approved, we intend to directly commercialize dalbavancin in North America and Western Europe with a targeted hospital sales force and to utilize a variety of types of collaboration arrangements for commercialization in other markets.

We acquired our rights to dalbavancin through our acquisition of all of the outstanding shares of capital stock of Vicuron Pharmaceuticals Inc., or Vicuron, from Pfizer Inc., or Pfizer, in December 2009. We paid total upfront consideration of $10 million for the Vicuron shares and dalbavancin inventory to be used in research. In March 2011, Pfizer refunded to us $6 million of the initial purchase price under the terms of our stock purchase agreement, based on documentation we provided that supported the position that marketing approval for dalbavancin required more than one new Phase 3 clinical trial. Following the first commercial sale of dalbavancin for the treatment of abSSSI in the United States, the United Kingdom, Germany, Italy, Spain or France, we are obligated to pay Pfizer an additional milestone payment of $25 million. However, at our sole discretion, we may elect to defer the milestone payment for a period of up to five years if we deliver to Pfizer a promissory note for the full amount of such milestone payment. Interest on the outstanding principal amount of the promissory note will accrue at a rate of 10% per annum, compounded annually.

We were incorporated and commenced active operations in the fourth quarter of 2009. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital and acquiring and developing dalbavancin. To date, we have not generated any revenues, and through June 30, 2012, have financed our operations primarily with net proceeds from private placements of our preferred stock. As of June 30, 2012, we had a deficit accumulated during the development stage of $72.2 million. Our net loss was $27.4 million for the six month period ended June 30, 2012. In July 2012, we closed the initial public offering of our common stock pursuant to a registration statement on Form S-1, as amended. We sold an aggregate of 8,625,000 shares of common stock under the registration statement at a public offering price of $9.00 per share, including 1,125,000 shares pursuant to the exercise by the underwriters of an over-allotment option. Net proceeds were approximately $73.9 million, after deducting underwriting discounts and commissions but prior to the payment of remaining offering expenses payable by us. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the development of and seek marketing approval for dalbavancin and, possibly, other product candidates. In addition, if we obtain marketing approval of dalbavancin or any other product candidate that we develop, we expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses. Furthermore, with the July 2012 closing of our initial public offering, we expect to incur additional costs associated with operating as a public company. Although we cannot reasonably estimate the amount of these additional public company costs, we expect that these costs will include significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Moreover, additional rules and regulations applicable to public companies will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

To date, we have not generated any revenues. Our ability to generate product revenues, which we do not expect will occur before 2014, at the earliest, will depend heavily on our obtaining marketing approval for and commercializing, dalbavancin.

Research and Development Expenses

Research and development expenses consist of costs associated with our research activities, and the development and clinical testing of dalbavancin. Our research and development expenses consist of:

•	employee-related expenses, including salaries, benefits, travel and share-based compensation expense;

•

external research and development expenses incurred under arrangements with third parties, such as contract research organizations, or CROs, manufacturing organizations and consultants, including our scientific advisory board; and

•	facilities and laboratory and other supplies.

We expense research and development costs to operations as incurred. We account for non-refundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received, rather than when the payment is made.

We intend in the future to use our employee and infrastructure resources across multiple research and development projects. We do not allocate employee-related expenses or depreciation to any particular project. To date, the large majority of our research and development work has related to dalbavancin and completing clinical testing to support approval to market dalbavancin.

We anticipate that our research and development expenses will increase substantially in connection with completing our ongoing Phase 3 clinical trials of dalbavancin and seeking marketing approval for dalbavancin. In addition, if we obtain marketing approval of dalbavancin, we expect to incur significant research and development expenses, including expenses for clinical trials for additional product candidates in the future.

We expect that the total costs of our clinical trials of dalbavancin in 2012 will be approximately $47 million. In addition, we expect that certain other costs related to these trials and anticipated regulatory filings will be approximately $4 million in 2013.

The successful development of dalbavancin and future product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the scope, rate of progress and expense of our research and development activities;

•	our ability to market, commercialize and achieve market acceptance for dalbavancin or any other product candidate that we may develop in the future;

•	clinical trial results;

•	the terms and timing of regulatory approvals; and

•	the expense of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights.

A change in the outcome of any of these variables with respect to the development of dalbavancin or any other product candidate that we may develop could mean a significant change in the costs and timing associated with the development of dalbavancin or such product candidate. For example, if the FDA or other regulatory authority were to require us to conduct clinical trials beyond those which we currently anticipate will be required for the completion of clinical development of dalbavancin or if we experience significant delays in enrollment in any clinical trials of dalbavancin, we could be required to expend significant additional financial resources and time on the completion of the clinical development of dalbavancin.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for personnel, including share-based compensation expense, in our executive, finance and business development functions. Other general and administrative expenses include facility costs and professional fees for legal, patent, consulting and accounting services.

We anticipate that our general and administrative expenses will increase in future periods to support increases in our research and development and commercialization activities and as a result of increased headcount, expanded infrastructure, increased legal, compliance, accounting and investor and public relations expenses associated with being a public company and increased insurance premiums, among other factors.

Acquisition Related Charges, Net

In connection with our acquisition of Vicuron in December 2009, we were required to fair value two contingent payment streams on the closing date of the acquisition. The first related to the $25 million milestone payment that we will owe to Pfizer upon the first commercial sale of dalbavancin and the other related to the potential refund of $6 million of the initial purchase price. We completed an assessment of the probability of the successful clinical development, regulatory approval and commercial sale of dalbavancin in future periods and determined that a liability of $5.8 million should be recorded at December 11, 2009 to reflect the best estimate of additional cash consideration likely to be paid related to the potential $25 million milestone payment. We have classified this liability as noncurrent in our consolidated balance sheets, as payment is not expected to occur until at least 2014. We also recorded the fair value of a contingent asset of $0.6 million at December 11, 2009 based on the probability of receiving the potential refund from Pfizer of $6 million of the initial purchase price.

Subsequent to the closing date of the acquisition, we measure the contingent consideration arrangements at fair value for each period with changes in fair value recognized in our statements of operations under acquisition related charges, net. Changes in fair value reflect new information about the acquired in process research and development asset and its progress toward approval, and the passage of time, and therefore ultimately the probability of achieving regulatory approval for dalbavancin. Separately, the possibility of receiving the $6 million contingent asset was also reassessed as development efforts continued. In the absence of new information, changes in fair value reflect only the passage of time as development work towards the achievement of the milestones progresses, and will be accrued based on an accretion schedule. The balance of the contingent liability consideration, which reflects the fair value of the contingent milestone payment, was $19.3 million as of June 30, 2012 and $18.7 million as of December 31, 2011. We received the $6 million contingent receivable in March 2011.

Interest Income

Our cash and cash equivalents are invested primarily in money market accounts, which generate a small amount of interest income. We expect to continue that investment philosophy as we obtain more financing proceeds.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and share-based compensation described in greater detail below. We base our estimates on our limited historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in more detail in the notes to our financial statements in the final prospectus related to our initial public offering. However, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations:

•	accrual of research and development expenses;

•	share-based compensation; and

•	valuation of long-lived and intangible assets and goodwill.

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses are related to fees paid to CROs in connection with research and development activities for which we have not yet been invoiced.

We base our expenses related to CROs on our estimates of the services received and efforts expended pursuant to quotes and contracts with CROs that conduct research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepayment expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. There have been no material changes in estimates for the periods presented.

Share-Based Compensation

As we continue to expand our headcount, we expect to make additional stock option grants, which will result in additional share-based compensation expense. Accordingly, we describe below the methodology we have employed to date in measuring such expenses. Since the closing of our initial public offering, stock option values have been determined based on the market price of our common stock.

We apply the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation, which we refer to as ASC 718. Determining the amount of share-based compensation to be recorded requires us to develop estimates of the fair value of stock options as of their grant date. Share-based compensation expense is recognized ratably over the requisite service period, which in most cases is the vesting period of the award. Calculating the fair value of share-based awards requires that we make highly subjective assumptions. We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, the risk free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. Because we have a limited operating history and only recently became a public company, we utilize data from a representative group of companies to estimate expected stock price volatility. We selected companies from the biopharmaceutical industry with similar characteristics to us, including those in the early stage of product development and with a therapeutic focus. We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. There have been no significant changes to the assumptions used to estimate the fair value of options granted during the six month period ended June 30, 2012 compared to those granted for the year ended December 31, 2011 as disclosed in note 5 to the consolidated financial statements included in our final prospectus related to the initial public offering.

Share-based compensation expense associated with stock options granted to employees was $0.4 million and $0.6 million for the six month periods ended June 30, 2011 and 2012, respectively. As of June 30, 2012, we had $4.6 million of total unrecognized share-based compensation expense, which we expect to recognize over the next four years. While our share-based compensation for stock options granted to employees to date has not been material to our financial results, we expect the impact to grow in future periods due to the potential increases in the value of our common stock and headcount.

Under ASC 718, we are required to estimate the level of forfeitures expected to occur and record share-based compensation expense only for those awards that we ultimately expect will vest. Due to the lack of historical forfeiture activity of our plan, we estimated our forfeiture rate based on data from a representative group of companies with similar characteristics to us. Through June 30, 2012, actual forfeitures have not been material.

Valuation of Long-Lived and Intangible Assets and Goodwill

Acquired in-process research and development intangible assets represent the right to develop, use, sell or offer for sale intellectual property that we have acquired with respect to processes that have not been completed. These assets are required to be classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. At that time, we will determine the useful life of the asset, reclassify the asset out of in-process research and development and begin amortization. The useful life of an amortizing asset generally is determined by identifying the period in which substantially all of the cash flows are expected to be generated. Acquired in-process research and development assets which are determined to have had a decrease in their fair value are adjusted to fair value with an impairment charge. Such assets are tested at least annually or when a triggering event occurs that could indicate a potential impairment.

If the associated research and development effort is abandoned, the related assets likely will be written-off and we will record a non-cash impairment loss on our consolidated statement of operations.

Intangible assets with definite useful lives will be amortized over their estimated useful lives and reviewed for impairment if certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of intangible assets is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of the assets exceed their estimated future undiscounted net cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceed the fair value of the assets.

Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination accounted for by the acquisition method of accounting and is not amortized, but subject to impairment testing at least annually or when a triggering event occurs that could indicated a potential impairment. We test our goodwill annually for impairment each December 31 using Accounting Standards Update, or ASU, 2011-08, which allows a company the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, an entity is no longer required to calculate the fair value of its reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.

Results of Operations

Comparison of Three Month Periods Ended June 30, 2011 and 2012

The following table summarizes selected operating expense data for the three month periods ended June 30, 2011 and 2012

	Three Month Period Ended
(In Thousands)	June 30, 2011	June 30, 2012
Operating Expenses:
Research and development expenses	$8,439	$16,528
General and administrative expenses	1,252	2,392
Acquisition related charges, net	2,376	272

Research and Development Expenses

Our research and development work since our inception is principally related to the activities associated with seeking approval to market dalbavancin in the United States and to a lesser extent in certain international markets. Such activities include clinical trial costs, trial product manufacturing and sourcing, and regulatory activities related to a potential NDA submission. Our research and development expenses in the three month period ended June 30, 2012 increased $8.1 million to $16.5 million from $8.4 million in the three month period ended June 30, 2011. The increase is primarily due to the increase in clinical trial activities from our ongoing Phase 3 clinical trials. Research and development expenses during the three month periods ended June 30, 2011 and 2012 included the following:

•

CRO and other clinical trial related expenses were $10.7 million for the three month period ended June 30, 2012, representing 65% of total research and development expenses during the period, and were principally comprised of expenses for clinical trial activities. CRO and other clinical trial expenses were $4.6 million for the three month period ended June 30, 2011.

•

Chemistry, manufacturing and control, or CMC, related expenses were $3.2 million for the three month period ended June 30, 2012, representing 19% of total research and development expenses during the period, and were principally comprised of production of active pharmaceutical ingredient, or API, production of clinical trial drug product and acquisition of comparator products used in the clinical trials. CMC related expenses were $2.7 million for the three month period ended June 30, 2011, and were principally comprised of acquisition of comparator products used in the clinical trials and production of clinical trial drug product.

•

Consulting fees were approximately $1.5 million for the three month period ended June 30, 2012, representing 9% of total research and development expenses during the period, and were comprised of $0.5 million for regulatory consultants, $0.2 million for CMC consultants and $0.8 million for clinical activity consultants, including database, microbiology, toxicology and pharmacology consultants. Consulting fees were $0.5 million for the three month period ended June 30, 2011, and were comprised of $0.1 million for regulatory consultants, $0.2 million for CMC consultants and $0.2 million for clinical activity consultants, including database, microbiology and pharmacology consultants.

•

Payroll expenses were approximately $1.1 million for the three month period ended June 30, 2012, representing 7% of total research and development expenses during the period, and were principally comprised of salaries, payroll taxes and benefits for our employees in research and development. We had 14 employees in research and development at June 30, 2012. Payroll expenses for the three month period ended June 30, 2012 also included share-based compensation expense for employees of approximately $151,000. Payroll expenses for the three month period ended June 30, 2011 were $0.6 million, which included $25,000 of share-based compensation expense.

General and Administrative Expenses

Our general and administrative expenses in the three month period ended June 30, 2012 increased $1.1 million to $2.4 million from $1.3 million in the three month period ended June 30, 2011. The increase related to our continued expansion efforts in preparation for the anticipated commercial launch of dalbavancin. General and administrative expenses during three month periods ended June 30, 2012 and 2011 included the following:

•

Payroll expense for the three month period ended June 30, 2012 was $1.2 million, representing 50% of total general and administrative expenses during the period, and was principally comprised of salaries, payroll taxes and benefits for our general and administrative employees. Payroll expense of a similar nature was $0.6 million for the three month period ended June 30, 2011. Payroll expense for the three month periods ended June 30, 2012 and 2011 included share-based compensation expense for employees of $0.3 million and $0.2 million, respectively.

•

Professional fee expense for the three month period ended June 30, 2012 was $0.2 million, representing 8% of total general and administrative expenses during the period, and was principally comprised of fees for legal services. Professional fee expense of a similar nature was $0.1 million for the three month period ended June 30, 2011.

•

Consulting fees for the three month period ended June 30, 2012 were $0.7 million, representing 29% of total general and administrative expenses during the period, and were principally comprised of business development, public relations and finance consultants ($0.3 million related to the transfer of the worldwide economic rights to dalbavancin to a wholly-owned foreign subsidiary). Consulting fees of a similar nature were $0.4 million for the three month period ended June 30, 2011.

•

Occupancy and other operating expense for the three month ended June 30, 2012 was $0.2 million, representing 8% of total general and administrative expenses during the period, and was principally comprised of rent, utilities, office and other expenses. Occupancy and other operating expense of a similar nature was $0.2 million for the three month period ended June 30, 2011.

•

Non-employee compensation expense for the three month period ended June 30, 2012 was $0.1 million, representing 4% of total general and administrative expense during the period, and included board of director fees and expense related to non-employee director stock option awards. Non-employee share-based compensation expense for the three month period ended June 30, 2011 was approximately $500.

Acquisition Related Charges, Net

Acquisition related charges, net principally consisted of the accretion of the contingent liability related to the $25.0 million milestone payment that will be due upon the successful clinical development, regulatory approval and first commercial sale of dalbavancin. The contingent liability increased by $0.3 million for the three month period ended June 30, 2012 and $2.4 million for the three month period ended June 30, 2011, which is a charge to acquisition related charges, net. Such increase was due to accretion over the period, and the change during the 2011 period in our estimate of the probability of success of obtaining regulatory approval of dalbavancin from 70% to 80%.

Income Taxes

We recorded an income tax benefit of $0.6 million for the three month period ended June 30, 2011. Such benefit was based on a 7% effective tax rate on pre-tax losses, after permanent expense items, and was recorded as an offset to certain deferred tax liabilities recorded in connection with the initial acquisition accounting recorded in December 2009. Once such deferred tax liabilities were fully offset, which occurred in 2011, the additional losses generate net operating losses which were offset by a valuation allowance. Because these net operating losses were not more likely than not to be realized, there is a full valuation allowance recorded and no financial statement tax benefit was recorded in 2012.

In June 2012, we formed a wholly-owned foreign subsidiary to which we transferred the worldwide rights to dalbavancin. This transaction provided us with the ability to fully utilize all of our available U.S. federal and state net operating loss carryforwards and will result in cash tax payments in the United States during 2012 currently estimated at approximately $10.0 million. In accordance with ASC 810-10-45-8, we recorded this estimated payment as a deferred charge in other assets in our consolidated balance sheet and will amortize it as a component of income tax expense in our consolidated statements of operations over the estimated life of the intellectual property, beginning on the date of approval of dalbavancin for commercial sale in a major worldwide market. We expect that this transaction could potentially lower our blended statutory tax rate once we begin commercial sales of dalbavancin. Losses incurred after the date of such transaction are expected to result in net operating losses outside the U.S.

Comparison of Six Month Periods Ended June 30, 2011 and 2012

The following table summarizes selected operating expense data for the six month periods ended June 30, 2011 and 2012:

	Six Month Period Ended
(In Thousands)	June 30, 2011	June 30, 2012
Operating Expenses:
Research and development expenses	$12,768	$23,299
General and administrative expenses	2,304	3,613
Acquisition related charges, net	(403)	540

Research and Development Expenses

Our research and development expenses in the six month period ended June 30, 2012 increased $10.5 million to $23.3 million from $12.8 million in the six month period ended June 30, 2011. The increase is primarily due to the increase in clinical trial activities from our ongoing Phase 3 clinical trials. Research and development expenses during the six month periods ended June 30, 2011 and 2012 included the following:

•

CRO and other clinical trial related expenses were $15.3 million for the six month period ended June 30, 2012, representing 66% of total research and development expenses during the period, and were principally comprised of expenses for clinical trial activities. CRO and other clinical trial expenses were $7.0 million for the six month period ended June 30, 2011.

•

CMC related expenses were $3.7 million for the six month period ended June 30, 2012, representing 16% of total research and development expenses during the period, and were principally comprised of production of API, production of clinical trial drug product and acquisition of comparator products used in the clinical trials. CMC related expenses were $3.6 million for the six month period ended June 30, 2011, and were principally comprised of the acquisition of comparator products used in the clinical trials and production of clinical trial drug product.

•

Consulting fees were approximately $2.4 million for the six month period ended June 30, 2012, representing 10% of total research and development expenses during the period, and were comprised of $0.7 million for regulatory consultants, $0.5 million for CMC consultants and $1.2 million for clinical activity consultants, including database, microbiology, toxicology and pharmacology consultants. Consulting fees were $0.9 million for the six month period ended June 30, 2011, and were comprised of $0.2 million for regulatory consultants, $0.4 million for CMC consultants and $0.3 million for clinical activity consultants, including database, microbiology and pharmacology consultants.

•

Payroll expenses were approximately $1.9 million for the six month period ended June 30, 2012, representing 8% of total research and development expenses during the period, and were principally comprised of salaries, payroll taxes and benefits for our employees in research and development. Payroll expenses for the six month period ended June 30, 2012 also included share-based compensation expense for employees of approximately $180,000. Payroll expenses for the six month period ended June 30, 2011 were $1.3 million, which included $46,000 of share-based compensation expense.

General and Administrative Expenses

Our general and administrative expenses in the six month period ended June 30, 2012 increased $1.3 million to $3.6 million from $2.3 million in the six month period ended June 30, 2011. The increase related to our continued expansion efforts in preparation for the anticipated commercial launch of dalbavancin. General and administrative expenses during six month periods ended June 30, 2012 and 2011 included the following:

•

Payroll expense for the six month period ended June 30, 2012 was $1.9 million, representing 53% of total general and administrative expenses during the period, and was principally comprised of salaries, payroll taxes and benefits for our general and administrative employees. Payroll expense of a similar nature was $1.1 million for the six month period ended June 30, 2011. Payroll expense for the six month periods ended June 30, 2012 and 2011 included share-based compensation expense for employees of $0.6 million and $0.4 million, respectively.

•

Professional fee expense for the six month period ended June 30, 2012 was $0.3 million, representing 8% of total general and administrative expenses during the period, and was principally comprised of fees for legal services. Professional fee expense of a similar nature was $0.3 million for the six month period ended June 30, 2011.

•

Consulting fees for the six month period ended June 30, 2012 were $0.9 million, representing 25% of total general and administrative expenses during the period, and were principally comprised of business development, public relations and finance consultants (including fees related to the IP transfer previously discussed). Consulting fees of a similar nature were $0.6 million for the six month period ended June 30, 2011.

•

Occupancy and other operating expense for the six month period ended June 30, 2012 was $0.4 million, representing 11% of total general and administrative expenses during the period, and was principally comprised of rent, utilities, office and other expenses. Occupancy and other operating expense of a similar nature was $0.3 million for the six month period ended June 30, 2011.

•

Non-employee compensation expense for the six month period ended June 30, 2012 was $0.1 million, representing 3% of total general and administrative expense during the period, and included board of director fees and expense related to non-employee director option awards. Non-employee share-based compensation expense for the six month period ended June 30, 2011 was approximately $13,000.

Acquisition Related Charges, Net

Acquisition related charges, net principally consists of two items. First, the increase in the charge is due to the accretion of the contingent liability related to the $25.0 million milestone payment that will be due upon the successful clinical development, regulatory approval and first commercial sale of dalbavancin. The offset to this charge is due to the accretion of the contingent asset due if we provided documentation that supported the position that a marketing approval for dalbavancin required more than one new Phase 3 clinical trial related to a partial refund of $6.0 million of the $10.0 million initial purchase price for dalbavancin. The contingent liability increased by $0.5 million for the six month period ended June 30, 2012 and $2.6 million for the six month period ended June 30, 2011, which is a charge to acquisition related charges, net. Such increase was due to accretion over the period. Also in 2011, there was a change during the period in our estimate of the probability of success of obtaining regulatory approval of dalbavancin from 70% to 80%. Offsetting this amount in the six month period ended June 30, 2011 was an increase in the contingent asset, a credit to this account, of $3.0 million as we also increased our probability assumption for receiving the refund of $6.0 million, which was actually received in March 2011.

Income Taxes

We recorded an income tax benefit of $0.8 million for the six month period ended June 30, 2011. Such benefit was based on a 7% effective tax rate on pre-tax losses, after permanent expense items, and was recorded as an offset to certain deferred tax liabilities recorded in connection with the initial acquisition accounting recorded in December 2009. Once such deferred tax liabilities were fully offset, which occurred in 2011, the additional losses generate net operating losses which were offset by a valuation allowance. Because these net operating losses were not more likely than not to be realized, there is a full valuation allowance recorded and no financial statement tax benefit was recorded in 2012.

In June 2012, we formed a wholly-owned foreign subsidiary to which we transferred the worldwide rights to dalbavancin. This transaction provided us with the ability to fully utilize all of our available U.S. federal and state net operating loss carryforwards and will result in cash tax payments in the United States during 2012 currently estimated at approximately $10.0 million. In accordance with ASC 810-10-45-8, we recorded this estimated payment as a deferred charge in other assets in our consolidated balance sheet and will amortize it as a component of income tax expense in our consolidated statements of operations over the estimated life of the intellectual property, beginning on the date of approval of dalbavancin for commercial sale in a major worldwide market. We expect that this transaction could potentially lower our blended statutory tax rate once we begin commercial sales of dalbavancin. Losses incurred after the date of such transaction are expected to result in net operating losses outside the U.S.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have not generated any revenues. We have financed our operations to date primarily through private placements of our preferred stock. As of June 30, 2012, we had received $77.8 million in net proceeds from the issuance of our series A preferred stock. As of June 30, 2012, we had cash and cash equivalents totaling $12.4 million. In July 2012, we closed the initial public offering of our common stock pursuant to a registration statement on Form S-1, as amended. We sold an aggregate of 8,625,000 shares of common stock under the registration statement at a public offering price of $9.00 per share, including 1,125,000 shares pursuant to the exercise by the underwriters of an over-allotment option. Net proceeds were approximately $73.9 million, after deducting underwriting discounts and commissions but prior to the payment of remaining offering expenses payable by us. We primarily invest our cash and cash equivalents in U.S. Treasury money market funds. The following table summarizes our cash flow activity for the six month periods ended June 30, 2011 and 2012:

	Six Month Period Ended
(In Thousands)	June 30, 2011	June 30, 2012
Net cash used in operating activities	($8,461)	$(19,308)
Net cash used in investing activities	—	(500)
Net cash provided by financing activities	$14,579	$20,678

Operating Activities

The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The increase in net cash used in 2012 was primarily related to the increased spending in research and development due to the advancement of our development program for dalbavancin, and the receipt in the first half of 2011 of $6.0 million as a partial refund of our original purchase price from the acquisition. For the six month period ended June 30, 2011, cash used in operating activities consisted primarily of spending on research and development related to the advancement of our development program for dalbavancin, partially offset by the receipt of the partial refund of the purchase price for the acquisition. For the six month period ended June 30, 2012, cash used in operating activities was primarily related to clinical trial activities for dalbavancin. We expect cash used in operating activities to continue to increase for the foreseeable future as we continue the development of and seek marketing approval for dalbavancin and, possibly, other product candidates. We are currently enrolling and dosing patients in two global Phase 3 clinical trials of dalbavancin. We expect to complete these Phase 3 clinical trials and have initial, top-line data available in the beginning of 2013. We expect that the total costs of such trials in 2012 will be approximately $42.7 million. In addition, we expect that certain other costs related to these trials and anticipated regulatory filings will be approximately $4.2 million in 2013.

Investing Activities

Net cash used by investing activities during the six month period ended June 30, 2012 related to cash invested in a certificate of deposit held by the bank as collateral for an irrevocable standby letter of credit issued in August 2012 to secure an office lease.

Financing Activities

Net cash provided by financing activities is principally the result of the sale and issuance of an aggregate of 22 million and 14 million shares of series A preferred stock for the six months ended June 30, 2012 and 2011, respectively. The six month period ended June 30, 2012 also included proceeds of $41,000 from the exercise of stock options, partially offset by the payment of deferred offering costs of $1.4 million related to our initial public offering. The six month period ended June 30, 2011 also included the $0.6 million receipt of the contingent receivable.

Funding Requirements

Dalbavancin is still in clinical development. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the development of and seek marketing approval for dalbavancin and, possibly, other product candidates. We anticipate that our expenses will increase substantially in connection with completing our ongoing Phase 3 clinical trials of our lead product candidate, dalbavancin, and seeking marketing approval for dalbavancin. In addition, if we obtain marketing approval of dalbavancin, we expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses. Our expenses also will increase if and as we:

•	maintain, expand and protect our intellectual property portfolio;

•	in-license or acquire other products and technologies;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

We expect that the net proceeds from our initial public offering, together with our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements through mid-2014. Based on our planned use of the net proceeds from our initial public offering and our existing cash and cash equivalents as of June 30, 2012, we estimate that such funds will be sufficient to enable us to complete the clinical development of, to seek marketing approval in the United States and the European Union for, and, if approved for the treatment of patients with abSSSI, to commercially launch dalbavancin in the United States and Western Europe. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. This estimate assumes, among other things, that, at our sole discretion pursuant to the terms of our agreement with Pfizer, we elect to defer for a period of up to five years payment of the $25 million milestone that we will become obligated to pay upon the first commercial sale of dalbavancin by delivering to Pfizer a promissory note for such amount. Interest on the outstanding principal amount of the promissory note will accrue at a rate of 10% per annum, compounded annually. Our future capital requirements will depend on many factors, including:

•	the results of our ongoing Phase 3 clinical trials of dalbavancin;

•	the costs, timing and outcome of regulatory review of dalbavancin;

•

the costs of commercialization activities for dalbavancin if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	subject to receipt of marketing approval, revenue received from commercial sales of dalbavancin;

•	the costs of developing dalbavancin for additional indications;

•	our ability to establish collaborations on favorable terms, if at all;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the extent to which we in-license or acquire other products and technologies; and

•	the scope, progress, results and costs of product development for our product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

In August 2012, we entered into a lease for approximately 10,300 square feet of office space in Chicago, Illinois. We intend to use the leased premises for corporate and commercial functions. We have agreed to pay aggregate rental fees of approximately $1.2 million over the 65 month term. We have provided a security deposit in the form of a letter of credit for the benefit of the landlord in the amount of $500,000, which amount will be reduced incrementally over the term of the lease.

Also in August 2012, we entered into a lease for approximately 17,800 square feet of office space in Branford, Connecticut. We intend to use the leased premises for research and development, clinical and regulatory functions. We have agreed to pay aggregate rental fees of approximately $1.8 million over the 62 month term. We have provided a security deposit in the form of a letter of credit for the benefit of the landlord in the amount of $350,000, which amount will be reduced incrementally over the term of the lease.

There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our final prospectus related to our initial public offering filed with the SEC on July 20, 2012.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under Securities and Exchange Commission rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $11.5 million as of December 31, 2011 and $12.4 million as of June 30, 2012, consisting of cash and money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of December 31, 2011 and June 30, 2012, substantially all of our total liabilities were denominated in the functional currency.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a—15(d) and 15d—15(d) under the Exchange Act) occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 1A.	Risk Factors.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $27.4 million for the six month period ended June 30, 2012 and $33.0 million for the year ended December 31, 2011. As of June 30, 2012, we had a deficit accumulated during the development stage of $72.2 million. To date, we have not generated any revenues, and through June 30, 2012, have financed our operations primarily through private placements of our preferred stock. In July 2012, we closed the initial public offering of our common stock pursuant to a registration statement on Form S-1, as amended. We sold an aggregate of 8,625,000 shares of common stock under the registration statement at a public offering price of $9.00 per share, including 1,125,000 shares pursuant to the exercise by the underwriters of an over-allotment option. Net proceeds were approximately $73.9 million, after deducting underwriting discounts and commissions but prior to the payment of remaining offering expenses payable by us. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter.

We anticipate that our expenses will increase substantially in connection with completing our ongoing Phase 3 clinical trials of our lead product candidate, dalbavancin, for the treatment of patients with acute bacterial skin and skin structure infections, or abSSSI, and seeking marketing approval for dalbavancin. In addition, if we obtain marketing approval of dalbavancin, we expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses. Our expenses also will increase if and as we:

•	maintain, expand and protect our intellectual property portfolio;

•	in-license or acquire other products and technologies;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and commercialize, dalbavancin. This will require us to be successful in a range of challenging activities, including:

•	successfully completing our ongoing Phase 3 clinical trials of dalbavancin;

•	subject to successful completion of our ongoing Phase 3 clinical trials, applying for and obtaining marketing approval for dalbavancin;

•	protecting our rights to our intellectual property portfolio related to dalbavancin;

•	contracting for the manufacture of commercial quantities of dalbavancin; and

•	establishing sales, marketing and distribution capabilities to effectively market and sell dalbavancin in the United States and Western Europe.

We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

Our short operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We are an early-stage company. We were incorporated and commenced active operations in the fourth quarter of 2009. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital and acquiring and developing dalbavancin. We have not yet demonstrated our ability to successfully complete a large-scale, pivotal clinical trial, obtain marketing approval, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with a product development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We may need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the development of and seek marketing approval for dalbavancin and, possibly, other product candidates. We expect that the total costs of our clinical trials of dalbavancin in 2012 will be approximately $47 million and that certain other costs related to these trials and anticipated regulatory filings will be approximately $4 million in 2013. In addition, if we obtain marketing approval for dalbavancin or any other product candidate that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We expect that the net proceeds from our initial public offering, together with our existing cash and cash equivalents as of June 30, 2012, will enable us to fund our operating expenses and capital expenditure requirements through mid-2014. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. This estimate assumes, among other things, that, at our sole discretion pursuant to the terms of our agreement with Pfizer, we elect to defer for a period of up to five years payment of the $25 million milestone that we will become obligated to pay upon the first commercial sale of dalbavancin by delivering to Pfizer a promissory note for such amount. Interest on the outstanding principal amount of the promissory note will accrue at a rate of 10% per annum, compounded annually. Our future capital requirements will depend on many factors, including:

•	the results of our ongoing Phase 3 clinical trials of dalbavancin;

•	the costs, timing and outcome of regulatory review of dalbavancin;

•

the costs of commercialization activities for dalbavancin if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	subject to receipt of marketing approval, revenue received from commercial sales of dalbavancin;

•	the costs of developing dalbavancin for additional indications;

•	our ability to establish collaborations on favorable terms, if at all;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property-related claims;

•	the extent to which we in-license or acquire other products and technologies; and

•	the scope, progress, results and costs of product development for our product candidates.

Conducting clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, if approved, dalbavancin or any other product candidate that we develop may not achieve commercial success. Accordingly, we may need to continue to rely on additional financing to achieve our business objectives. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. Adequate additional financing may not be available to us on acceptable terms, or at all.

Raising additional capital may cause dilution to our stockholders restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the stock ownership interest of our stockholders will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect the rights of a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Risks Related to Product Development and Commercialization

We currently depend entirely on the success of our lead product candidate, dalbavancin, which we are developing for the treatment of patients with abSSSI. If we are unable to commercialize dalbavancin or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of dalbavancin for the treatment of patients with abSSSI. Our ability to generate product revenues, which we do not expect will occur before 2014, at the earliest, will depend heavily on our obtaining marketing approval for and commercializing, dalbavancin. The success of dalbavancin will depend on several factors, including the following:

•	successful completion of clinical trials;

•	receipt of marketing approvals from applicable regulatory authorities;

•	making arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity;

•	protecting our rights in our intellectual property portfolio;

•	launching commercial sales of dalbavancin, if and when approved, whether alone or in collaboration with others;

•	acceptance of dalbavancin, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies; and

•	a continued acceptable safety profile of dalbavancin following approval.

Successful development of dalbavancin for additional indications, including osteomyelitis, diabetic foot infection and pneumonia, as well as new formulations, will depend on similar factors.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize dalbavancin for the treatment of abSSSI or any additional indication, which would materially harm our business.

If clinical trials of dalbavancin or any other product candidate that we develop fail to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of dalbavancin or any other product candidate.

Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

For example, although dalbavancin achieved its primary endpoint of non-inferiority in evaluable patients’ clinical response in three Phase 3 clinical trials completed in May and June 2004, we may nonetheless fail to achieve success in two ongoing Phase 3 clinical trials of dalbavancin that we are conducting. The three completed Phase 3 clinical trials evaluating patients with different types of skin and skin structure infections were designed and conducted pursuant to prior FDA guidelines, which the FDA revised in 2010 and are no longer in effect, and did not include cessation of the spread of the lesion based on lesion size measurement as a component of the primary outcome measure. The primary outcome measure for our two ongoing Phase 3 clinical trials is a comparison of clinical response for patients with abSSSI receiving dalbavancin and patients receiving vancomycin, a widely used injectable antibiotic for Staphylococcal infections, with an option to switch to oral linezolid, based on cessation of the spread of the lesion and body temperature. As part of the new draft guidance, the FDA had re-evaluated the types of skin and skin structure infections that should be included in clinical trials to support an indication for treatment and termed these types of infections abSSSI. Our two ongoing Phase 3 clinical trials also have a stricter pre-specified non-inferiority margin than in the three completed Phase 3 clinical trials. In particular because of these differences in trial design, the results of the completed Phase 3 clinical trials are not necessarily predictive of success in our ongoing Phase 3 clinical trials of dalbavancin.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•

clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•

the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	we may have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

•

regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;

•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and

•

our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials.

For example, following a recent interim analysis of 60% of the blinded enrolled patients in the second of our two ongoing Phase 3 clinical trials of dalbavancin and based on the advice of our independent data monitoring committee which was charged with assessing the pooled and blinded early response rate, we will enroll an additional 184 patients in the second trial in order to maintain the original degree of statistical power specified in the trial protocol. A similar prior interim analysis of 60% of the blinded enrolled patients in the first of our two ongoing Phase 3 clinical trials of dalbavancin indicated that we did not need to increase the number of patients we had intended to enroll in the first trial. Although we do not expect the increase in the number of patients in the second of our two ongoing trials to delay our anticipated development and approval timelines for dalbavancin, other developments could nonetheless cause our expectations to change.

If we are required to conduct additional clinical trials or other testing of dalbavancin or any other product candidate that we develop beyond those that we contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•	be delayed in obtaining marketing approval for our product candidates;

•	not obtain marketing approval at all;

•	obtain approval for indications or patient populations that are not as broad as intended or desired;

•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;

•	be subject to additional post-marketing testing requirements; or

•	have the product removed from the market after obtaining marketing approval.

Our product development costs will also increase if we experience delays in testing or marketing approvals. We do not know whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for dalbavancin or any other product candidate that we develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. The inclusion and exclusion criteria for our ongoing Phase 3 clinical trials of dalbavancin may adversely affect our enrollment rates for patients in these trials. For example, patients who received systemically or topically administered antibiotics within 14 days prior to enrollment are excluded from these trials. In addition, our inclusion criteria, which are designed to enroll patients with more severe infections, require that patients must have at least one systemic manifestation of infection, based on fever or a minimum white blood cell count. Many of our competitors also have ongoing clinical trials for product candidates that treat the same indications as dalbavancin, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

Patient enrollment is affected by other factors including:

•	severity of the disease under investigation;

•	eligibility criteria for the study in question;

•	perceived risks and benefits of the product candidate under study;

•	efforts to facilitate timely enrollment in clinical trials;

•	patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment; and

•	proximity and availability of clinical trial sites for prospective patients.

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

If serious adverse or inappropriate side effects are identified during the development of dalbavancin or any other product candidate that we develop, we may need to abandon or limit our development of dalbavancin or any other product candidate.

Dalbavancin is currently in clinical development and the risk of failure is high. It is impossible to predict when or if dalbavancin or any other product candidate that we develop will prove effective or safe in humans or will receive marketing approval. If our product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause side effects that prevented further development of the compound.

For example, although data from completed clinical trials for dalbavancin suggest that dosing should be adjusted for patients with severe renal impairment to maintain appropriate drug concentration and exposure rather than as a response to any safety concern, results from our ongoing Phase 3 clinical trials may not support this conclusion. In addition, changes in blood glucose levels have been observed in clinical trials of dalbavancin.

If dalbavancin is found to cause changes in blood glucose levels that would be unsafe for patients, the FDA could restrict its use or physicians may be unwilling to prescribe it, which would negatively impact the revenue potential of dalbavancin.

Even if dalbavancin or any other product candidate that we develop receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success and the market opportunity for dalbavancin may be smaller than we estimate.

If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current treatments for abSSSI, including generic options, are well established in the medical community, and doctors may continue to rely on these treatments. If dalbavancin does not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of dalbavancin or any other product candidate that we develop, if approved for commercial sale, will depend on a number of factors, including:

•	efficacy and potential advantages compared to alternative treatments;

•	the ability to offer our products for sale at competitive prices;

•	convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support;

•	sufficient third-party coverage or reimbursement;

•	the prevalence and severity of any side effects; and

•	the development of resistance by bacterial strains to treatment with dalbavancin.

In addition, the potential market opportunity for dalbavancin is difficult to precisely estimate, particularly in the out-patient setting. Our estimates of the potential market opportunity for dalbavancin include several key assumptions based on our industry knowledge, industry publications, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions. If any of these assumptions proves to be inaccurate, then the actual market for dalbavancin could be smaller than our estimates of our potential market opportunity. If the actual market for dalbavancin is smaller than we expect, our product revenue may be limited and it may be more difficult for us to achieve or maintain profitability.

If we are unable to establish sales and marketing capabilities or enter into sales and marketing agreements with third parties, we may not be successful in commercializing dalbavancin or any other product candidate that we develop if and when dalbavancin or any other product candidate is approved.

We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. We plan to build a commercial organization for dalbavancin in the United States and Western Europe that includes a targeted hospital sales force, a marketing and medical affairs staff, a reimbursement support team, a hospital formulary specialist team and a specialty distribution team. Although we are currently evaluating our commercialization strategy outside the United States and Western Europe, we expect that we would commercialize dalbavancin in other markets through a variety of types of collaboration arrangements with leading pharmaceutical and biotechnology companies.

There are risks involved with both establishing our own sales, marketing and distribution capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing and distribution capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our products on our own include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe any future products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues to us are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition with respect to dalbavancin, and will face competition with respect to any other product candidate that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of abSSSI. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

There are a variety of available therapies marketed for the treatment of abSSSI. Some of these drugs are branded and subject to patent protection, and others, including vancomycin, are available on a generic basis. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. We expect that if dalbavancin is approved, it will be priced at a significant premium over vancomycin and other competitive generic products. This may make it difficult for us to replace existing therapies with dalbavancin.

There are also a number of products in clinical development by third parties to treat abSSSI. These companies include pharmaceutical companies, biotechnology companies, and specialty pharmaceutical and generic drug companies of various sizes, such as The Medicines Company, Trius Therapeutics, Inc., Cempra, Inc., Rib-X Pharmaceuticals, Inc., Paratek Pharmaceuticals, Inc., Nabriva Therapeutrics AG, Tetraphase Pharmaceuticals, Inc. and Furiex Pharmaceuticals, Inc. Our competitors may develop products that are more effective, safer, more convenient or less costly than dalbavancin or that would render dalbavancin obsolete or non-competitive. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their product candidates more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Even if we are able to commercialize dalbavancin or any other product candidate that we develop, the product may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

Our ability to commercialize dalbavancin or any other product candidate successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for dalbavancin or any other product that we commercialize and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside the United States. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs, and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Our strategy of obtaining rights to product candidates and approved products for the hospital and acute care markets through in-licenses and acquisitions may not be successful.

We intend to enhance our product pipeline through strategically in-licensing or acquiring clinical stage product candidates or approved products for the hospital and acute care markets. Because we do not engage in drug discovery or early stage research, the future growth of our business will depend in significant part on our ability to in-license or acquire rights to additional product candidates or approved products. However, we may be unable to in-license or acquire any products or product candidates from third parties. The in-licensing and acquisition of pharmaceutical products is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire products or product candidates that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to in-license or acquire the relevant product or product candidate on terms that would allow us to make an appropriate return on our investment. Furthermore, we may be unable to identify suitable products or product candidates within our area of focus. If we are unable to successfully obtain rights to suitable products or product candidates, our business, financial condition and prospects for growth could suffer.

Product liability lawsuits against us could divert our resources, cause us to incur substantial liabilities and limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the testing of dalbavancin and any other product candidate that we develop in human clinical trials and will face an even greater risk if we commercially sell any products that we develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	reduced resources of our management to pursue our business strategy;

•	decreased demand for any product candidates or products that we may develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants;

•	significant costs to defend the related litigation;

•	substantial monetary awards to trial participants or patients;

•	loss of revenue; and

•	the inability to commercialize any products that we may develop.

We currently hold $15 million in product liability insurance coverage, which may not be adequate to cover all liabilities that we may incur. We will need to increase our insurance coverage when and if we begin commercializing dalbavancin or any other product candidate that receives marketing approval. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. From time to time and in the future, our operations may involve the use of hazardous and flammable materials, including chemicals and biological materials, and may also produce hazardous waste products. Even if we contract with third parties for the disposal of these materials and wastes, we cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Risks Related to Our Dependence on Third Parties

We expect to depend on collaborations with third parties for the development and commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

Although we expect to commercialize dalbavancin ourselves in the United States and Western Europe, we intend to seek to commercialize dalbavancin through a variety of types of collaboration arrangements in other markets, including Eastern Europe and Asia. In addition, we may seek third-party collaborators for development and commercialization of other product candidates. Our likely collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangement. However, if we do enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Collaborations involving our product candidates would pose the following risks to us:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•

collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

•

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•

collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•	a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;

•

collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;

•

disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated.

If we are not able to establish collaborations, we may have to alter our development and commercialization plans.

The potential commercialization of dalbavancin and the development and potential commercialization of other product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. For example, we intend to seek to commercialize dalbavancin through a variety of types of collaboration arrangements outside the United States and Western Europe.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

We rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We do not independently conduct clinical trials of dalbavancin. We rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials for dalbavancin and expect to rely on these third parties to conduct clinical trials of any other product candidate that we develop. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our product development activities.

Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government- sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

We also rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

We contract with third parties for the manufacture of dalbavancin for clinical trials and expect to continue to do so in connection with the commercialization of dalbavancin and for clinical trials and commercialization of any other product candidates that we develop. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of dalbavancin and have limited personnel with manufacturing experience. We currently rely on and expect to continue to rely on third-party contract manufacturers to manufacture clinical supplies and commercial quantities of dalbavancin and other drug substances and drug product candidates if and when approved for marketing by applicable regulatory authorities.

We currently rely on one third-party manufacturer to supply us with dalbavancin drug substance and another third-party manufacturer to conduct fill and finish services.

We have a supply agreement with Gnosis Bioresearch srl., or Gnosis, to supply us with the drug substance for dalbavancin in the form of injectable grade powder. Although Gnosis has agreed to supply us with a specified percentage of our worldwide demand for drug substance, Gnosis is not obligated to supply any drug substance in excess of this specified percentage. If Gnosis should become unavailable to us for any reason for the supply of drug substance, we believe that there are a number of potential replacements, although we might incur some delay in identifying or qualifying such replacements. In the event Gnosis breaches its supply obligations as specified in the agreement, we may engage an alternate supplier to supply us with drug substance until Gnosis demonstrates to our reasonable satisfaction that Gnosis has fully remedied such supply failure.

We have a development and supply agreement with Hospira Worldwide, Inc., or Hospira, for our fill and finish services. If Hospira should become unavailable to us for any reason for fill and finish services, we believe that there are a number of potential replacements, although we might incur some delay in identifying or qualifying such replacements. Although Hospira has agreed to supply us with a specified percentage of our requirements of dalbavancin, Hospira is not obligated to manufacture any products in excess of this specified percentage. If Hospira is unable to supply us with product as a result of its breach, a force majeure event or restrictions under applicable law, we may engage an alternate manufacturer to supply us with the quantity of product which Hospira was unable to supply.

Even if we are able to establish and maintain such arrangements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third party;

•	the possible misappropriation of our proprietary information, including our trade secrets and know- how; and

•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Third-party manufacturers may not be able to comply with current good manufacturing practices, or cGMP, regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products and harm our business and results of operations.

Dalbavancin and any other product that we develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance for dalbavancin or for fill-finish services. If either of our existing manufacturers should become unavailable to us for any reason, we believe that there are a number of potential replacements, although we might incur some delay in identifying or qualifying such replacements. We have identified a possible secondary supplier of drug substance and are currently engaged in a technology transfer process with this manufacturer.

Our current and anticipated future dependence upon others for the manufacture of dalbavancin and any other product candidate or product that we develop may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

If we fail to comply with our obligations in the agreements under which we in-license or acquire development or commercialization rights to products or technology from third parties, we could lose commercial rights that are important to our business.

In December 2010, we acquired from RaQualia Pharma Inc., or RaQualia, rights to commercialize dalbavancin in Japan, which Pfizer had previously granted to RaQualia pursuant to a marketing rights agreement. Under our agreement with RaQualia, if we fail to use reasonable efforts to file a regulatory approval application in Japan for dalbavancin within a specified time, RaQualia has the right to regain rights to dalbavancin in Japan. Although we currently plan to pursue the filing of a regulatory approval application in Japan within the specified time, our failure to do so could result in the loss of our commercial rights in Japan and reduce the commercial value of our rights to dalbavancin.

We may enter into additional agreements, including license agreements, in the future that impose diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these future obligations, third parties may have the right to terminate these agreements, in which event we might not be able to market any product that is covered by these agreements, which could materially adversely affect the value of the product candidate being developed under any such license agreement. Termination of these license agreements or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms, or cause us to lose right in important intellectual property or technology.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and products. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and product candidates that are important to our business. This process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, if we license technology or product candidates from third parties in the future, these license agreements may not permit us to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering this intellectual property. These agreements could also give our licensors the right to enforce the licensed patents without our involvement, or to decide not to enforce the patents without our consent. Therefore, in these circumstances, we could not be certain that these patents and applications would be prosecuted and enforced in a manner consistent with the best interests of our business.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Assuming the other requirements for patentability are met, currently, in the United States, the first to make the claimed invention is entitled to the patent, while outside the United States, the first to file a patent application is entitled to the patent. In March 2013, the United States will transition to a first- inventor-to-file system in which, assuming the other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Moreover, we may be subject to a third party preissuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, reexamination, inter partes review or interference proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner.

For example, although dalbavancin is protected by four issued U.S. patents consisting of two method-of-treatment patents, a dosage-form patent and a formulation patent, patent protection is not available for composition-of-matter claims that only recite the active pharmaceutical ingredient for dalbavancin. Because dalbavancin lacks composition-of-matter protection for its active pharmaceutical ingredient, competitors will be able to offer and sell products with the same active pharmaceutical ingredient so long as these competitors do not infringe any other patents covering this drug. Moreover, method-of-treatment patents, are more difficult to enforce than composition-of-matter patents because of the risk of off-label sale or use of the subject compound. Physicians are permitted to prescribe an approved product for uses that are not described in the product’s labeling. Although off-label prescriptions may infringe our method-of-treatment patents, the practice is common across medical specialties and such infringement is difficult to prevent or prosecute. Off-label sales would limit our ability to generate revenue from the sale of our product candidates, if approved for commercial sale. In addition, if a third party were able to design around our dosage-form and formulation patents and create a different formulation and dosage form that is not covered by our patents or patent applications, we would likely be unable to prevent that third party from manufacturing and marketing its product.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our patents, trademarks, copyrights or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such marks. In any infringement litigation, any award of monetary damages we receive may not be commercially valuable. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference proceedings before the U.S. Patent and Trademark Office. Third parties may assert infringement claims against us based on existing or future intellectual property rights. We have not conducted a freedom-to-operate search or analysis for dalbavancin, and we may not be aware of pending or future patent applications that, if issued, would block us from commercializing dalbavancin. Thus, we cannot guarantee that dalbavancin, or our commercialization thereof, does not and will not infringe any third party’s intellectual property.

If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

We may be subject to claims by third parties asserting that we or our employees have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. Litigation may be necessary to defend against these claims.

In addition, while we typically require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Moreover, because we acquired the rights to our lead product candidate from Pfizer, we must rely on Pfizer’s practices, and those of its predecessors, with regard to the assignment of intellectual property therein. Our and their assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.

If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to management.

Intellectual property litigation could cause us to spend substantial resources and could distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development, sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for some of our technology and products, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. However, we cannot guarantee that we have executed these agreements with each party that may have or have had access to our trade secrets.

Moreover, because we acquired the rights to our lead product candidate from Pfizer, we must rely on Pfizer’s practices, and those of its predecessors, with regard to parties that may have had access to our trade secrets related thereto before our acquisition. Any party with whom we or they have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

We have not yet registered our trademarks in all of our potential markets, and failure to secure those registrations could adversely affect our business.

Our trademark applications may not be allowed for registration, and our registered trademarks may not be maintained or enforced. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the U.S. Patent and Trademark Office and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks.

Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would.

In addition, we have not yet proposed a proprietary name for dalbavancin in any jurisdiction. Any proprietary name we propose to use with dalbavancin in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable proprietary product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

Risks Related to Regulatory Approval and Other Legal Compliance Matters

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize dalbavancin or any other product candidate that we develop, and our ability to generate revenue will be materially impaired.

Our product candidates, including dalbavancin, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market dalbavancin or any other product candidate from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing FDA approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA. The FDA or other regulatory authorities may determine that dalbavancin or any other product candidate that we develop is not effective, or is only moderately effective, or has undesirable or unintended side effects, toxicities, safety profile or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

For example, between 2005 and 2007, the FDA issued three approvable letters relating to the NDA filed in December 2004 for dalbavancin, and in September 2008, Pfizer globally withdrew all marketing applications for dalbavancin. In general, approvable letters identify issues that must be addressed in order to obtain approval of a pending NDA. The first two approvable letters raised, in part, open items on the manufacturing process of dalbavancin. After addressing the first approvable letter by making changes to the manufacturing process, Pfizer made additional changes to the manufacturing process, resulting in a second approvable letter. The third approvable letter in part requested that Pfizer justify the non-inferiority margin used for the then-current Phase 3 clinical trial comparing dalbavancin and cefazolin. In addition, the European Medicines Agency, or EMA, questioned the approvability of Pfizer’s marketing authorization application based on remaining objections that a single pivotal trial in complicated skin and skin structure infections did not provide sufficiently robust data and that patients enrolled in the trial were not sick enough to support use in the desired indication. The FDA and the EMA may identify additional issues as their review of our current or future applications proceeds.

If we experience further delays in obtaining approval or if we fail to obtain approval of dalbavancin or any other product candidate that we develop, the commercial prospects for dalbavancin or any other product candidate may be harmed and our ability to generate revenues will be materially impaired.

Our special protocol agreements with the FDA and scientific advice from the European Medicines Agency for dalbavancin do not guarantee ultimate approval and may not lead to a faster development or regulatory review or approval process.

We are currently conducting our Phase 3 clinical trial program for dalbavancin pursuant to special protocol agreements, or SPAs, with the FDA based on draft guidance issued by the FDA in 2010 for the development of drugs to treat abSSSI. We also designed our ongoing Phase 3 clinical trials based on scientific advice that we received from the EMA in December 2010 to meet the regulatory filing requirements for dalbavancin in the European Union. Once the FDA and an applicant reach an agreement under the special protocol assessment process regarding the design and size of a clinical trial, the agreements generally cannot be changed after the clinical trial begins. However, the FDA may revoke or alter an agreement under defined circumstances, such as changes in the relevant data or assumptions provided by the sponsor or the emergence of new public health concerns. A revocation or alteration in our existing SPAs could significantly delay or prevent approval of our application. In addition, any significant change to the protocols for a clinical trial subject to an SPA would require prior FDA approval, which could delay implementation of such a change and the conduct of the related clinical trial. Our SPAs with the FDA and the scientific advice from the EMA do not ensure that dalbavancin will receive marketing approval or that the approval process will be faster than conventional regulatory procedures.

Failure to obtain marketing approval in international jurisdictions would prevent our product candidates from being marketed abroad.

In order to market and sell dalbavancin and any other product candidate that we develop in the European Union and many other jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

Any product candidate, including dalbavancin, for which we obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

Any product candidate, including dalbavancin, for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance, complaints and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or may be subject to significant conditions of approval, or may impose requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling and regulatory requirements. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we do not restrict the marketing of our products only to their approved indications, we may be subject to enforcement action for off-label marketing.

In addition, later discovery of previously unknown problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on such products, manufacturers or manufacturing processes;

•	restrictions on the labeling or marketing of a product;

•	restrictions on product distribution or use;

•	requirements to conduct post-marketing clinical trials;

•	warning or untitled letters;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of products;

•	fines, restitution or disgorgement of profits or revenue;

•	suspension or withdrawal of marketing approvals;

•	refusal to permit the import or export of our products;

•	product seizure; or

•	injunctions or the imposition of civil or criminal penalties.

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates, including dalbavancin, for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•

the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federally funded healthcare programs such as Medicare and Medicaid;

•

the federal False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•

the federal transparency requirements under the Health Care Reform Law requires manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests; and

•

analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of dalbavancin or any other product candidate that we develop, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates, including dalbavancin, for which we obtain marketing approval.

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or Medicare Modernization Act, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products. While the Medicare Modernization Act applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the Medicare Modernization Act may result in a similar reduction in payments from private payors.

More recently, in March 2010, President Obama signed into law the Health Care Reform Law, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Effective October 1, 2010, the Health Care Reform Law revises the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with health care practitioners. We will not know the full effects of the Health Care Reform Law until applicable federal and state agencies issue regulations or guidance under the new law. Although it is too early to determine the full effect of the Health Care Reform Law, the new law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to retain our chief executive officer and other key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on Paul Edick, our Chief Executive Officer, Corey Fishman, our Chief Operating Officer and Chief Financial Officer, and Michael Dunne, our Chief Medical Officer, as well as the other principal members of our management and scientific teams. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our development and commercialization objectives.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

We expect to expand our development, regulatory and sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders maintain the ability to control or significantly influence all matters submitted to stockholders for approval.

Our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own a majority of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our corporate charter and our by-laws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

•	establish a classified board of directors such that not all members of the board are elected at one time;

•	allow the authorized number of our directors to be changed only by resolution of our board of directors;

•	limit the manner in which stockholders can remove directors from the board;

•	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;

•	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;

•	limit who may call stockholder meetings;

•

authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

•	require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or by-laws.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses.

Our stock price may be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders could incur substantial losses. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;

•	results of clinical trials of dalbavancin and any other product candidate that we develop;

•	results of clinical trials of product candidates of our competitors;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	the results of our efforts to develop, in-license or acquire additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company through December 31, 2017. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, the JOBS Act also provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, and particularly after we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, the listing requirements of the NASDAQ Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

However, for as long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies as described in the preceding risk factor. We may remain an emerging growth company until December 31, 2017, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have annual gross revenues of $1 billion or more in any fiscal year, we would cease to be an emerging growth company as of December 31 of the applicable year.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, as an emerging growth company, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm until we are no longer an emerging growth company. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be the sole source of gain for our stockholders.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of July 31, 2012, we had outstanding 18,375,879 shares of common stock, including the shares that we sold in our initial public offering, which may be resold in the public market immediately without restriction, unless purchased by our affiliates. Of the remaining shares, 13,574,407 shares are currently restricted as a result of securities laws or lock-up agreements. Moreover, holders of an aggregate of 13,473,266 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also intend to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold by us during the three months ended June 30, 2012, that were not registered under the Securities Act of 1933, as amended, or the Securities Act. Also included is the consideration, if any, received by us for the securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

Issuances of securities

None.

Stock option and other equity awards

During the three months ended June 30, 2012, we issued to certain employees, directors and consultants options to purchase an aggregate of 282,809 shares of common stock at a weighted-average exercise price of $9.83 per share.

The issuance of stock options and the common stock issuable upon the exercise of such options, and the issuance of restricted stock upon the early exercise of stock options, were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemption from the registration requirements of the Securities Act provided by Rule 701 promulgated under the Securities Act or the exemption set forth in Section 4(2) under the Securities Act and Regulation D promulgated thereunder relative to transactions by an issuer not involving any public offering. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.

Use of Proceeds from Registered Securities

On July 24, 2012, we completed our initial public offering of 8,625,000 shares of our common stock at a price of $9.00 per share for an aggregate offering price of approximately $77.6 million, including 1,125,000 shares of our common stock pursuant to the exercise of the underwriters’ option to purchase additional shares. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-180280), which was declared effective by the SEC on July 18, 2012. BofA Merrill Lynch and Credit Suisse Securities (USA) LLC acted as joint book-running managers for the offering and as representatives of the underwriters. RBC Capital Markets, LLC and Wedbush PacGrow Life Sciences acted as the co-managers for the offering. The offering commenced on July 19, 2012 and did not terminate until the sale of all of the shares offered.

We received aggregate net proceeds from the offering of approximately $73.9 million, after deducting underwriting discounts and commissions, or approximately $71.4 million after the payment of $2.5 million of other offering expenses payable by us. None of the underwriting discounts and commissions or other offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours.

We have invested the net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 6.	Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 4, 2012	DURATA THERAPEUTICS, INC.

	By:	/s/ Corey Fishman
Corey Fishman
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Database*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet at December 31, 2011 and June 30, 2012 (unaudited), (ii) Consolidated Statement of Operations for the three month period ended June 30, 2011 and 2012, the six month period ended June 30, 2011 and 2012 and the period from inception (November 4, 2009) to June 30, 2012 (unaudited), (iii) Consolidated Statement of Cash Flows for the six month period ended June 30, 2011 and 2012 and for the period from inception (November 4, 2009) to June 30, 2012 (unaudited) and (iv) Notes to Consolidated Financial Statements (unaudited).

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.