Form 10-Q
period 2012-09-30
Durata Therapeutics, Inc.
filed 2012-11-09
CIK 1544116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2012, there were 18,375,879 shares of Common Stock, $0.01 par value per share, outstanding.

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

Durata Therapeutics, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheet

(Unaudited)

Item 1.	Financial Statements.

	December 31, 2011	September 30, 2012
Assets
Current assets:
Cash and cash equivalents	$11,485,266	60,789,676
Prepaid expenses and other current assets	996,270	1,351,085

Total current assets	12,481,536	62,140,761

Acquired in process research and development	15,292,000	15,292,000
Goodwill	5,811,000	5,811,000
Property and equipment, net	—	507,599
Restricted cash	—	850,000
Deferred charge	—	10,991,072
Other assets	40,280	—

Total assets	$33,624,816	95,592,432

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,956,572	6,659,182
Accrued expenses	1,369,249	8,578,734
Income taxes payable	—	2,841,072

Total current liabilities	3,325,821	18,078,988
Non-current income tax payable	—	1,000,000
Contingent consideration	18,739,000	19,556,000
Other liabilities	—	88,903

Total liabilities	22,064,821	38,723,891

Commitments and contingencies (note 8)
Redeemable portion—Series A Convertible Preferred Stock, $0.01 par value, 6,000,000 shares issued and outstanding at December 31, 2011 (liquidation preference $6,000,000)	6,000,000	—
Stockholders’ equity:
Common stock, $0.01 par value; 15,625,000 and 125,000,000 shares authorized at December 31, 2011 and September 30, 2012, respectively; 62,500 issued and outstanding at December 31, 2011, 18,358,082 shares issued and outstanding at September 30, 2012	625	183,581
Series A Convertible Preferred Stock, $0.01 par value; 86,000,000 shares authorized, 49,197,936 shares issued and outstanding at December 31, 2011 (liquidation preference $49,197,936)	491,979	—
Preferred stock, $0.01 par value; no shares and 5,000,000 shares authorized at December 31, 2011 and September 30, 2012, respectively; no shares issued and outstanding at September 30, 2012	—	—
Additional paid-in capital	49,828,699	150,665,724
Accumulated deficit during the development stage	(44,761,308)	(93,980,764)

Total stockholders’ equity	$5,559,995	56,868,541

Total liabilities, redeemable preferred stock and stockholders’ equity	$33,624,816	95,592,432

See accompanying notes to the consolidated financial statements.

Durata Therapeutics, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statement of Operations

(Unaudited)

	Three month period ended September 30,		Nine month period ended September 30,		Period from inception (November 4, 2009) to September 30,
	2011	2012	2011	2012	2012
Operating expenses:
Research and development expenses	8,325,872	18,956,271	21,093,744	42,254,987	77,403,913
General and administrative expenses	1,009,064	2,552,453	3,313,553	6,165,952	14,160,214
Acquisition related charges, net	760,000	277,000	357,000	817,000	8,264,000

Operating loss	10,094,936	21,785,724	24,764,297	49,237,939	99,828,127
Interest income	(2,123)	(11,532)	(11,428)	(18,483)	(36,363)

Loss before income tax benefit	10,092,813	21,774,192	24,752,869	49,219,456	99,791,764
Income tax benefit	(706,356)	—	(1,488,645)	—	(5,811,000)

Net loss	(9,386,457)	(21,774,192)	(23,264,224)	(49,219,456)	(93,980,764)

Net loss attributable to common stockholders	(9,386,457)	(21,774,192)	(23,264,224)	(49,219,456)	(93,980,764)
Net loss attributable to Series A preferred stockholders	—	—	—	—	—

Net loss	(9,386,457)	(21,774,192)	(23,264,224)	(49,219,456)	(93,980,764)

Net loss per common share—Basic and Diluted	(150.18)	(1.47)	(394.12)	(9.83)

Weighted-average common shares—Basic and Diluted	62,500	14,781,419	59,028	5,008,367

See accompanying notes to the consolidated financial statements.

Durata Therapeutics, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statement of Cash Flows

(Unaudited)

	Nine month period ended September 30,		Period from Inception (November 4, 2009 to September 30,
	2011	2012	2012
Cash flows from operating activities:
Net loss	(23,264,224)	(49,219,456)	(93,980,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	609,757	1,082,258	2,205,625
Acquisition related charges, net	357,000	817,000	8,264,000
Deferred income taxes	(1,488,645)	—	(5,811,000)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	39,160	(314,535)	(1,310,805)
Contingent receivable	5,421,000	—	5,421,000
Accounts payable	1,140,442	4,628,067	6,584,639
Accrued expenses	(225,112)	7,209,485	8,578,734
Income taxes	—	(7,150,000)	(7,150,000)
Other liabilities	—	88,903	88,903

Net cash used in operating activities	(17,410,622)	(42,858,278)	(77,109,668)

Cash flows from investing activities:
Acquisition of in process research and development	—	—	(10,000,000)
Purchases of property and equipment	—	(507,599)	(507,599)
Other investing activities, net	—	(850,000)	(850,000)
Other assets	—	—	(40,280)

Net cash used in investing activities	—	(1,357,599)	(11,397,879)

Cash flows from financing activities:
Proceeds from issuance of Series A Convertible Preferred Stock	35,999,999	22,000,000	77,197,936
Proceeds from stock options exercised	—	146,168	146,168
Proceeds from receipt of contingent receivable	579,000	—	579,000
Proceeds from initial public offering, net	—	73,911,837	73,911,837
Payments for offering costs	—	(2,537,718)	(2,537,718)

Net cash provided by financing activities	36,578,999	93,520,287	149,297,223

Net increase in cash	19,168,377	49,304,410	60,789,676
Cash and cash equivalents, beginning of year and period	2,264,145	11,485,266	—

Cash and cash equivalents, end of year and period	21,432,522	60,789,676	60,789,676

Supplemental Disclosures of Cash Flow Information

Non-cash financing activities:
Conversion of Series A Convertible Preferred Stock to common stock	—	77,197,936	77,197,936

Cash paid for income taxes	—	7,150,000	7,150,000

See accompanying notes to the consolidated financial statements.

Durata Therapeutics, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements (unaudited)

(1)	Nature of Business, Organization and Liquidity

Durata Therapeutics, Inc. and subsidiary (a development stage company) (the Company) is a Delaware corporation and has its principal place of business in Morristown, New Jersey. The Company is a pharmaceutical company focused on the development and commercialization of novel therapeutics for patients with infectious diseases and acute illnesses. The Company was incorporated on November 4, 2009. In December 2009, the Company entered into an agreement to acquire Vicuron Pharmaceuticals Inc. (Vicuron) (see note 4, Acquisitions).

To date, the Company has not generated any revenues and has financed its operations primarily through private placements of its preferred stock and the issuance and sale of its common stock in its initial public offering in July 2012 (see note 3, Reverse Stock Split and Initial Public Offering). The Company anticipates that its expenses will increase substantially in connection with completing its ongoing Phase 3 clinical trials of its lead product candidate, dalbavancin, for the treatment of patients with acute bacterial skin and skin structure infections (abSSSI) and seeking marketing approval for dalbavancin. The Company had a net loss of $49,219,456 for the nine months ended September 30, 2012 and had a deficit accumulated during the development stage of $93,980,764, from inception until September 30, 2012.

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

Based on the Company’s existing cash and cash equivalents, the Company estimates that such funds will be sufficient to enable it to complete the clinical development of, to seek marketing approval in the United States and the European Union for, and, if approved for the treatment of patients with abSSI, to commercially launch dalbavancin in the United States and Western Europe. The Company has based this estimate on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects.

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

The accompanying balance sheet as of September 30, 2012, the statements of operations for the three and nine month periods ended September 30, 2011 and 2012, and the statements of cash flows for the nine month periods ended September 30, 2011 and 2012 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations and cash flows for the periods presented. The financial data and other information disclosed in these notes to the consolidated financial statements related to the three and nine month periods ended September 30, 2011 and 2012 and any 2012 subsequent activities are unaudited. The results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any other interim period or for any other future year.

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

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. Included within Restricted Cash on the Company’s September 30, 2012 consolidated balance sheet are certificates of deposit for $850,000 which are being held by a third party bank as collateral for the irrevocable letters of credit that were issued in August 2012 to secure two office leases (see note 8, Commitments and Contingencies).

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

Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination accounted for by the acquisition method of accounting and is not amortized, but subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. The Company tests its goodwill annually for impairment each December 31 using Accounting Standards Update (ASU) 2011-08, which allows a company the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, an entity is no longer required to calculate the fair value of its reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. There was no impairment of the Company’s goodwill or in process research and development (IPR&D) as a result of impairment tests since inception.

(g)	Property and Equipment

Property and equipment are recorded at cost, net of depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the asset’s useful life or the lease term.

(h)	Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

(i)	Operating leases

Rent expense related to leases is recorded on a straight-line basis over the term of the lease, including any rent free periods. The difference between actual rent payments and straight-line rent expense is recorded as deferred rent and included in other liabilities in the accompanying consolidated balance sheet.

(j)	Research and Development Costs

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

•	facilities and laboratory and other supplies.

(k)	Income Taxes

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

(l)	Share-Based Compensation

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

(m)	Concentrations

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

(n)	New Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” or ASU 2012-02. ASU 2012-02 allows a company the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under that option, a company would no longer be required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on that qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. ASU 2012-02 is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

(3)	Reverse Stock Split and Initial Public Offering

In connection with its initial public offering, the Company’s board of directors and stockholders approved a one-for-8.0000 reverse stock split of the Company’s common stock. The reverse stock split became effective on July 6, 2012. All share and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value to additional paid-in capital. In addition, in July 2012, the Company’s stockholders approved a reduction in the per share price in a qualified initial public offering (QIPO) required for the automatic conversion of the Company’s Series A Convertible Preferred Stock into common stock.

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

In December 2009, the Company acquired all of the outstanding shares of capital stock of Vicuron from Pfizer Inc. (Pfizer) pursuant to a stock purchase agreement (Pfizer Agreement). The Company paid total upfront consideration of $10,000,000 for the shares of Vicuron and the dalbavancin inventory to be used in research. In addition, upon the successful clinical development, regulatory approval and first commercial sale of dalbavancin, in the United States or one of five major European markets, the Company is required to pay Pfizer an additional milestone payment of $25,000,000. However, at its sole discretion, the Company may elect to defer the milestone payment for a period of up to five years if it delivers to Pfizer a promissory note for the full amount of such milestone payment. Interest on the outstanding principal amount of the promissory note will accrue at a rate of 10% per annum, compounded annually. The Pfizer Agreement also included a clause allowing for a refund of $6,000,000 of the initial $10,000,000 purchase price if the Company provided documentation that supported the position that marketing approval for dalbavancin required more than one new Phase 3 clinical trial. The transaction has been accounted for as an acquisition of a business and, accordingly, under the acquisition method of accounting, the purchase price was determined using cash paid and the estimated fair values for the two contingent aspects of the consideration using probability factors and assessments as of the acquisition date. As the principal asset acquired was a right to develop, manufacture and sell dalbavancin, that fair value was considered to represent IPR&D. Such value was capitalized at the acquisition date.

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

At December 31, 2011, the balance of the contingent liability consideration, which reflects the fair value of the contingent milestone payment, was $18,739,000. The Company received the $6,000,000 contingent receivable in March 2011. The Company’s contingent consideration is based on Level 3 inputs within the fair value hierarchy. Fair values determined based on Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. The underlying probability of payment of the contingent liability was 80% as of December 31, 2011. At September 30, 2012, the underlying probability of payment of the contingent liability remained at 80% and the fair value of the liability totaled $19,556,000.

(5)	Stockholders’ Equity and Stock Compensation

(a)	Common Stock

In July 2012, the Company closed the initial public offering of its common stock pursuant to a registration statement on Form S-1, as amended. The Company sold an aggregate of 8,625,000 shares of common stock under the registration statement, including 1,125,000 shares pursuant to the exercise by the underwriters of an over-allotment option. Upon closing the initial public offering, all outstanding shares of the Company’s Series A Convertible Preferred Stock were converted into 9,649,738 shares of common stock (see note 3, Reverse Stock Split and Initial Public Offering).

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

Also included in common stock at September 30, 2012 were 15,625 common shares issued upon exercise of options during the nine month period ended September 30, 2012. Also during that period, an additional 23,017 options were early exercised and restricted shares were issued, with 5,220 shares vested and 17,797 shares unvested at period end. Total common stock at September 30, 2012 was $183,581 (representing 18,358,082 common shares).

(b)	Series A Convertible Preferred Stock

Prior to completing its initial public offering, the Company issued and sold an aggregate of 77,197,936 shares of its Series A Convertible Preferred Stock that resulted in the Company receiving cash proceeds of $77,197,936. The proceeds were used for research and development and general working capital. In July 2012, upon closing its initial public offering, all outstanding shares of the Company’s convertible preferred stock were converted into 9,649,738 shares of common stock (see note 3, Reverse Stock Split and Initial Public Offering).

In July 2012, the Company’s one-for-8.000 reverse stock split became effective, effectively changing the conversion price of the Series A Convertible Preferred Stock.

(c)	Stock Incentive Plans

The two stock incentive plans (Incentive Plans) described in this section are the pre-IPO stock incentive plan, as amended (the Incentive Plan), and the 2012 stock incentive plan (2012 Plan). Prior to the Company’s initial public offering, the Company granted awards to eligible participants under the Incentive Plan. Following the initial public offering, the Company grants awards to eligible participants under the 2012 Plan.

2012 Stock Incentive Plan (2012 Plan)

In April 2012, the Company’s board of directors and stockholders approved the 2012 Plan. The 2012 Plan became effective immediately prior to the closing of the Company’s initial public offering (see note 3, Reverse Stock Split and Initial Public Offering). The 2012 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. As of September 30, 2012, the number of shares of the Company’s common stock reserved for issuance under the 2012 Plan was 940,336. This number may increase for the number of shares of the Company’s common stock subject to outstanding awards under the Company’s pre-IPO stock incentive plan, that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. In addition, the 2012 Plan provides for an annual increase, to be added on the first day of fiscal year 2014 and each subsequent anniversary until the expiration of the 2012 Plan, equal to the lowest of 437,500 shares of the Company’s common stock, 2.75% of the number of shares of the Company’s common stock outstanding on the first day of the fiscal year and an amount determined by the board of directors.

Pre-IPO Stock Incentive Plan (Incentive Plan)

Upon the closing of the initial public offering, the Company ceased granting any awards under the Incentive Plan.

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

For the nine month period ended September 30, 2012, the Company awarded options to purchase 475,309 shares in aggregate under the Incentive Plans.

In April 2012, the Board resolved that all options granted under the Incentive Plan may be exercisable from the date of grant. If exercised prior to full vesting, restricted shares of common stock are issued and continue to vest in the same manner as the original options awarded. Upon termination of employment any unvested options or unvested restricted shares are immediately cancelled and available for future grant under the 2012 Plan, while vested options are exercisable for a defined period. The vesting schedule for awards is to be established by the Company’s board of directors in its discretion on the date of grant. The outstanding option grants at September 30, 2012 have a term of 10 years and generally vest over periods up to 4 years.

Activity with respect to options was as follows:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life (years)
Outstanding balance, December 31, 2011	1,510,000	$1.06	8.52
Granted	475,309	7.33	9.48
Forfeited or expired	45,645	6.25	—
Exercised	38,642	3.78	—

Outstanding balance, September 30, 2012	1,901,022	$2.47	7.91

During the nine month period ended September 30, 2012, 38,642 options were exercised resulting in $146,168 of proceeds to the Company. Certain of those option awards were early exercises resulting in the issuance of 23,017 shares of restricted stock. As of September 30, 2012, 5,220 shares of the restricted stock were vested, and the remainder will continue to vest over the requisite service period.

At September 30, 2012, the number of shares exercisable pursuant to outstanding options was 853,389, at a weighted average exercise price of $1.31 and a weighted average remaining contractual life of 7.62 years.

The weighted-average grant date fair value of the stock options granted during the nine month period ended September 30, 2012 was $7.49 per share. The Company estimated the fair value of options granted using the Black-Scholes option pricing model. There have been no significant changes to the assumptions used to estimate the fair value of options granted during the nine month period ended September 30, 2012 compared to those granted for the year ended December 31, 2011 as disclosed in note 5 to the consolidated financial statements included in the final prospectus related to the Company’s initial public offering.

Share-based compensation expense for stock options granted to employees and directors is based on the estimated grant date fair value of options recognized ratably over the requisite service period, which is the vesting period of the award. The level of forfeitures expected to occur was estimated based on data from a representative group of companies with similar characteristics to the Company.

Share-based compensation expense totaled $183,939 and $609,757 for the three and nine month periods ended September 30, 2011, respectively, and $398,655 and $1,082,258 for the three and nine month periods ended September 30, 2012, respectively, which is included in research and development and general and administrative expenses in the accompanying consolidated statements of operations. The total unrecognized share-based compensation cost at September 30, 2012 amounted to $4,277,985, which is expected to be recognized over the next four years.

(6)	Net Loss Per Share

Net loss per share was determined in accordance with the two-class method. This method is used for computing basic net loss per share when companies have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. Under the two-class method, net loss is allocated between common shares and other participating securities based on their participating rights in both distributed and undistributed earnings. The Company’s Series A Convertible Preferred Stock were participating securities, since the stockholders were entitled to share in dividends declared by the board of directors with the common stock based on their equivalent common shares.

Basic net loss per share is computed by dividing net loss available (attributable) to common stockholders by the weighted average number of shares of common stock outstanding during the period. Because the holders of the participating preferred stock were not contractually required to share in the Company’s losses, in applying the two-class method to compute basic net loss per common share, no allocation to preferred stock was made for the three and nine month periods ended September 30, 2011 and 2012. Potential common shares in the diluted net loss per share computation are excluded as they would be anti-dilutive.

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of September 30, 2011 and 2012, as they would be anti-dilutive. The convertible preferred stock numbers shown in the table below are shown on a common stock equivalent basis as a result of the reverse stock split described in note 3, Reverse Stock Split and Initial Public Offering.

	September 30,
	2011	2012
Convertible preferred stock	6,899,737	—
Stock options and unvested restricted stock	1,508,750	1,918,819

(7)	Income Taxes

The Company did not record an income tax benefit on its loss before tax for the nine month period ended September 30, 2012, due to the fact that the Company, at present, does not believe it is more-likely-than-not it will realize its net operating losses. The Company has no ability to carry back losses to previous years and future utilization of these losses in uncertain.

The total amount of federal, foreign, state and local unrecognized tax benefits was $1 million at September 30, 2012 and $0 at December 31, 2011. The Company regularly reevaluates its tax positions and the associated interest and penalties, if applicable, considering a variety of factors that would reduce the technical merits of the position to below more-likely-than-not. The Company believes that its accruals for tax liabilities are adequate for all open years. Because tax regulations are subject to interpretation and tax litigation is inherently uncertain, these evaluations can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. The Company applies a variety of methodologies in making these estimates and assumptions, which include studies performed by independent economists, advice from industry and subject experts, evaluation of public actions taken by the IRS and other taxing authorities, as well as its industry experience. These evaluations are based on estimates and assumptions that have been deemed reasonable by management. However, if management’s estimates are not representative of actual outcomes, the Company’s results of operations could be materially impacted.

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

Valuation allowances reduce deferred tax assets to the amounts that are more-likely-than-not to be realized. At September 30, 2012, the Company has recorded additional deferred tax assets which are fully offset by a valuation allowance. The Company regularly evaluates the likelihood of the realization of its deferred tax assets and reduces the carrying amount of those deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to it for tax reporting purposes and other relevant factors. Significant judgment is required in making this assessment. At present, the likelihood of the Company being able to fully realize it deferred income tax benefits against future income is uncertain.

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

The Company has entered into a supply agreement with Gnosis Bioresearch srl., or Gnosis, to supply it with the drug substance for dalbavancin in the form of injectable grade powder. Under this agreement, Gnosis is required to manufacture and supply, and the Company is required to purchase specified minimum annual purchase volumes of drug substance at specified prices. The Company currently has purchase commitments of approximately $21.5 million associated with the first three years of the initial five-year term of the agreement. The Company has agreed with Gnosis to define the purchase commitments for the subsequent two years of the initial term by a date specified in the agreement. Gnosis has agreed to produce a specified percentage of the Company’s worldwide demand for drug substance. Through September 30, 2012, the Company has incurred approximately $4.8 million of this amount. The agreement expires on June 12, 2017, subject to automatic renewal for successive two-year periods.

The Company has entered into a development and supply agreement with Hospira Worldwide, Inc., or Hospira, for its fill and finish services. Under this agreement, Hospira is required to supply and the Company is required to purchase a specified percentage of its commercial requirements of dalbavancin. The Company is also required to pay Hospira aggregate development fees of approximately $1.7 million based on the occurrence of specified milestone events. Through September 30, 2012, the Company has incurred approximately $1.3 million of this amount, which has been recorded as research and development expense in the consolidated statements of operations. The agreement expires five years after the first commercial sale of dalbavancin, subject to an automatic renewal for an indefinite period.

(c)	Leasing Arrangements

The Company leases office space under a non-cancelable operating lease agreement expiring on December 31, 2012. As of September 30, 2012, the future minimum payments for the three months ending December 31, 2012 amount to approximately $65,000.

During the third quarter, the Company entered into a lease for approximately 10,300 square feet of office space in Chicago, Illinois. The Company intends to use the leased premises for corporate and commercial functions. The Company has agreed to pay aggregate rental fees of approximately $1.2 million over the 65 month term. The Company has provided a security deposit in the form of a letter of credit for the benefit of the landlord in the amount of $500,000, which amount will be reduced incrementally over the term of the lease.

Also during the third quarter, the Company entered into a lease for approximately 17,800 square feet of office space in Branford, Connecticut. The Company intends to use the leased premises for research and development, clinical and regulatory functions. The Company has agreed to pay aggregate rental fees of approximately $1.8 million over the 62 month term. The Company has provided a security deposit in the form of a letter of credit for the benefit of the landlord in the amount of $350,000, which amount will be reduced incrementally over the term of the lease.

The letters of credit outstanding are collateralized with certificates of deposit.

(d)	Contingencies

From time to time, the Company may be involved in various legal actions arising out of the ordinary conduct of business. In the opinion of management, the ultimate disposition of such actions will not materially affect the Company’s consolidated financial position, results of operations or cash flows.

(9)	Subsequent Events

The Company has evaluated subsequent events occurring after the balance sheet date through the date the financial statements were issued. Based on the evaluation, the Company has determined there were no material recognizable or unrecognizable subsequent events.

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

Overview

We are a pharmaceutical company focused on the development and commercialization of novel therapeutics for patients with infectious diseases and acute illnesses. We have completed enrollment and are dosing patients in two global Phase 3 clinical trials with our lead product candidate, dalbavancin, for the treatment of patients with acute bacterial skin and skin structure infections, or abSSSI. Dalbavancin is an intravenous antibiotic product candidate designed for once-weekly dosing. We expect to complete these Phase 3 clinical trials and have initial, top-line data available in the beginning of 2013. If our ongoing Phase 3 clinical trials are successful, we plan to submit a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or the FDA, in the first half of 2013 and a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, in the second half of 2013. If approved, we intend to directly commercialize dalbavancin in North America and Western Europe with a targeted hospital sales force and to utilize a variety of types of collaboration arrangements for commercialization in other markets.

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

We were incorporated and commenced active operations in the fourth quarter of 2009. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital and acquiring and developing dalbavancin. To date, we have not generated any revenues, and through September 30, 2012, have financed our operations primarily with net proceeds from private placements of our preferred stock and our initial public offering. As of September 30, 2012, we had a deficit accumulated during the development stage of $94.0 million. Our net loss was $49.2 million for the nine month period ended September 30, 2012. In July 2012, we closed the initial public offering of our common stock pursuant to a registration statement on Form S-1, as amended. We sold an aggregate of 8,625,000 shares of common stock under the registration statement at a public offering price of $9.00 per share, including 1,125,000 shares pursuant to the exercise by the underwriters of an over-allotment option. Net proceeds were approximately $73.9 million, after deducting underwriting discounts and commissions but prior to the payment of remaining offering expenses payable by us.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the development of and seek marketing approval for dalbavancin and, possibly, other product candidates. In addition, if we obtain marketing approval of dalbavancin, or any other product candidate that we develop, we expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses. Furthermore, with the July 2012 closing of our initial public offering, we have begun to incur additional costs associated with operating as a public company. These costs include significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Moreover, additional rules and regulations applicable to public companies will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

To date, we have not generated any revenues. Our ability to generate product revenues, which we do not expect will occur before 2014, at the earliest, will depend heavily on our obtaining marketing approval for and commercializing dalbavancin.

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

We expect that the total costs of our clinical trials of dalbavancin through the end of 2012 will be approximately $47 million. In addition, we expect that certain other costs related to these trials and anticipated regulatory filings will be approximately $10 million in 2013. These estimates reflect the additional patient enrollment in one of our two global Phase 3 clinical trials and the anticipated increase in study costs.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for personnel, including share-based compensation expense, in our executive, finance, marketing and business development functions. Other general and administrative expenses include facility costs and professional fees for legal, patent, consulting and accounting services.

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

Subsequent to the closing date of the acquisition, we measure the contingent consideration arrangements at fair value for each period with changes in fair value recognized in our statements of operations under acquisition related charges, net. Changes in fair value reflect new information about the acquired in process research and development asset and its progress toward approval, and the passage of time, and therefore ultimately the probability of achieving regulatory approval for dalbavancin. Separately, the possibility of receiving the $6 million contingent asset was also reassessed as development efforts continued. In the absence of new information, changes in fair value reflect only the passage of time as development work towards the achievement of the milestones progresses, and will be accrued based on an accretion schedule. The balance of the contingent liability consideration, which reflects the fair value of the contingent milestone payment, was $19.6 million as of September 30, 2012 and $18.7 million as of December 31, 2011. We received the $6 million contingent receivable in March 2011.

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

Our significant accounting policies are described in more detail in the notes to our financial statements. However, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations:

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

We apply the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation, which we refer to as ASC 718. Determining the amount of share-based compensation to be recorded requires us to develop estimates of the fair value of stock options as of their grant date. Share-based compensation expense is recognized ratably over the requisite service period, which in most cases is the vesting period of the award. Calculating the fair value of share-based awards requires that we make highly subjective assumptions. We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, the risk free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. Because we have a limited operating history and only recently became a public company, we utilize data from a representative group of companies to estimate expected stock price volatility. We selected companies from the biopharmaceutical industry with similar characteristics to us, including those in the early stage of product development and with a therapeutic focus. We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. There have been no significant changes to the assumptions used to estimate the fair value of options granted during the nine month period ended September 30, 2012 compared to those granted for the year ended December 31, 2011 as disclosed in note 5 to the consolidated financial statements included in our final prospectus related to the initial public offering.

Share-based compensation expense associated with stock options granted to employees was $1.1 million and $0.6 million for the nine month periods ended September 30, 2011 and 2012, respectively. As of September 30, 2012, we had $4.3 million of total unrecognized share-based compensation expense, which we expect to recognize over the next four years. While our share-based compensation for stock options granted to employees to date has not been material to our financial results, we expect the impact to grow in future periods due to the potential increases in the value of our common stock and headcount.

Under ASC 718, we are required to estimate the level of forfeitures expected to occur and record share-based compensation expense only for those awards that we ultimately expect will vest. Due to the lack of historical forfeiture activity of our plan, we estimated our forfeiture rate based on data from a representative group of companies with similar characteristics to us. Through September 30, 2012, actual forfeitures have not been material.

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

Results of Operations

Comparison of Three Month Periods Ended September 30, 2011 and 2012

The following table summarizes selected operating expense data for the three month periods ended September 30, 2011 and 2012

	Three Month Period Ended
(In Thousands)	September 30, 2011	September 30, 2012
Operating Expenses:
Research and development expenses	$8,326	$18,956
General and administrative expenses	1,009	2,552
Acquisition related charges, net	760	277

Research and Development Expenses

Our research and development work since our inception is principally related to the activities associated with seeking approval to market dalbavancin in the United States and to a lesser extent in certain international markets. Such activities include clinical trial costs, trial product manufacturing and sourcing, and regulatory activities related to a potential NDA submission. Our research and development expenses in the three month period ended September 30, 2012 increased $10.7 million to $19.0 million from $8.3 million in the three month period ended September 30, 2011. The increase is primarily due to the increase in clinical trial activities from our ongoing Phase 3 clinical trials. Research and development expenses during the three month periods ended September 30, 2011 and 2012 included the following:

•

CRO and other clinical trial related expenses were $12.1 million for the three month period ended September 30, 2012, representing 64% of total research and development expenses during the period, and were principally comprised of expenses for clinical trial activities. CRO and other clinical trial expenses were $5.8 million for the three month period ended September 30, 2011. The increase of $6.3 million is primarily due to the increase in clinical trial activities, including patient enrollment, from our ongoing Phase 3 clinical trials.

•

Chemistry, manufacturing and control, or CMC, related expenses were $3.7 million for the three month period ended September 30, 2012, representing 19% of total research and development expenses during the period, and were principally comprised of production of active pharmaceutical ingredient, or API, production of clinical trial drug product and acquisition of comparator products used in the clinical trials. CMC related expenses were $1.1 million for the three month period ended September 30, 2011, and were principally comprised of acquisition of comparator products used in the clinical trials and production of clinical trial drug product. The increase of $2.6 million is primarily due to increased production of API as we progress toward anticipated commercial launch of dalbavancin.

•

Consulting fees were approximately $2.1 million for the three month period ended September 30, 2012, representing 11% of total research and development expenses during the period, and were comprised of $0.7 million for regulatory consultants, $0.2 million for CMC consultants and $1.2 million for clinical activity consultants, including database, microbiology, toxicology and pharmacology consultants. Consulting fees were $0.9 million for the three month period ended September 30, 2011, and were comprised of $0.6 million for regulatory consultants, $0.1 million for CMC consultants and $0.2 million for clinical activity consultants, including database, microbiology and pharmacology consultants. The increase of $1.2 million is primarily due to the increase in clinical trial activities.

•

Payroll expenses were approximately $1.1 million for the three month period ended September 30, 2012, representing 6% of total research and development expenses during the period, and were principally comprised of salaries, payroll taxes and benefits for our employees in research and development. We had 14 employees in research and development at September 30, 2012. Payroll expenses for the three month period ended September 30, 2012 also included share-based compensation expense for employees of approximately $71,000. Payroll expenses for the three month period ended September 30, 2011 were $0.5 million, which included $26,000 of share-based compensation expense. The increase is primarily related to increased headcount.

General and Administrative Expenses

Our general and administrative expenses in the three month period ended September 30, 2012 increased $1.6 million to $2.6 million from $1.0 million in the three month period ended September 30, 2011. The increase related to our continued expansion efforts in preparation for the anticipated commercial launch of dalbavancin and increased cost associated with operating as a public company. General and administrative expenses during three month periods ended September 30, 2012 and 2011 included the following:

•

Payroll expense for the three month period ended September 30, 2012 was $1.3 million, representing 50% of total general and administrative expenses during the period, and was principally comprised of salaries, payroll taxes and benefits for our general and administrative employees. Payroll expense of a similar nature was $0.6 million for the three month period ended September 30, 2011. Payroll expense for the three month periods ended September 30, 2012 and 2011 included share-based compensation expense for employees of $0.3 million and $0.2 million, respectively. The increase of $0.7 million is primarily due to increased headcount.

•

Professional fee expense for the three month period ended September 30, 2012 was $0.3 million, representing 12% of total general and administrative expenses during the period, and was principally comprised of fees for legal services. Professional fee expense of a similar nature was $0.2 million for the three month period ended September 30, 2011.

•

Consulting fees for the three month period ended September 30, 2012 were $0.4 million, representing 15% of total general and administrative expenses during the period, and were principally comprised of business development, public relations and finance consultants. Consulting fees of a similar nature were $0.1 million for the three month period ended September 30, 2011.

•

Occupancy and other operating expense for the three month period ended September 30, 2012 was $0.5 million, representing 19% of total general and administrative expenses during the period, and was principally comprised of rent, utilities, office and other expenses. Occupancy and other operating expense of a similar nature was $0.1 million for the three month period ended September 30, 2011. The increase of $0.4 million is primarily related to an increase in insurance related costs due to operating as a public company and costs associated with information technology.

•

Non-employee compensation expense for the three month period ended September 30, 2012 was $0.1 million, representing 4% of total general and administrative expense during the period, and included board of director fees and expense related to non-employee director stock option awards. Non-employee share-based compensation expense for the three month period ended September 30, 2011 was approximately $500.

Acquisition Related Charges, Net

Acquisition related charges, net principally consisted of the accretion of the contingent liability related to the $25.0 million milestone payment that will be due upon the successful clinical development, regulatory approval and first commercial sale of dalbavancin. The contingent liability increased by $0.3 million for the three month period ended September 30, 2012 and $0.8 million for the three month period ended September 30, 2011, which is a charge to acquisition related charges, net. Such increase was due to accretion over the period.

Income Taxes

We recorded an income tax benefit of $0.7 million for the three month period ended September 30, 2011. Such benefit was based on a 7% effective tax rate on pre-tax losses, after permanent expense items, and was recorded as an offset to certain deferred tax liabilities recorded in connection with the initial acquisition accounting recorded in December 2009. Once such deferred tax liabilities were fully offset, which occurred in 2011, the additional losses generate net operating losses which were offset by a valuation allowance. Because these net operating losses were not more likely than not to be realized, there is a full valuation allowance recorded and no financial statement tax benefit was recorded in 2012.

In June 2012, we formed a wholly-owned foreign subsidiary to which we transferred the worldwide rights to dalbavancin. This transaction provided us with the ability to fully utilize all of our available U.S. federal and state net operating loss carryforwards and will result in cash tax payments in the United States during 2012 currently estimated at approximately $10.0 million, of which we paid approximately $7.2 million during the three month period ended September 30, 2012. In accordance with ASC 810-10-45-8, we recorded this estimated payment as a deferred charge in other assets in our consolidated balance sheet and will amortize it as a component of income tax expense in our consolidated statements of operations over the estimated life of the intellectual property, beginning on the date of approval of dalbavancin for commercial sale in a major worldwide market. We expect that this transaction could potentially lower our blended statutory tax rate once we begin commercial sales of dalbavancin. Losses incurred after the date of such transaction are expected to result in net operating losses outside the U.S.

Comparison of Nine month Periods Ended September 30, 2011 and 2012

The following table summarizes selected operating expense data for the nine month periods ended September 30, 2011 and 2012:

	Nine Month Period Ended
(In Thousands)	September 30, 2011	September 30, 2012
Operating Expenses:
Research and development expenses	$21,094	$42,255
General and administrative expenses	3,314	6,166
Acquisition related charges, net	357	817

Research and Development Expenses

Our research and development expenses in the nine month period ended September 30, 2012 increased $21.2 million to $42.3 million from $21.1 million in the nine month period ended September 30, 2011. The increase is primarily due to the increase in clinical trial activities from our ongoing Phase 3 clinical trials. Research and development expenses during the nine month periods ended September 30, 2011 and 2012 included the following:

•

CRO and other clinical trial related expenses were $27.5 million for the nine month period ended September 30, 2012, representing 65% of total research and development expenses during the period, and were principally comprised of expenses for clinical trial activities. CRO and other clinical trial expenses were $12.9 million for the nine month period ended September 30, 2011. The increase of $14.6 million is primarily due to the increase in clinical trial activities, including patient enrollment, from our ongoing Phase 3 clinical trials.

•

CMC related expenses were $7.4 million for the nine month period ended September 30, 2012, representing 17% of total research and development expenses during the period, and were principally comprised of production of API, production of clinical trial drug product and acquisition of comparator products used in the clinical trials. CMC related expenses were $4.6 million for the nine month period ended September 30, 2011, and were principally comprised of the acquisition of comparator products used in the clinical trials and production of clinical trial drug product. The increase of $2.8 million is primarily due to increased production of API as we progress toward anticipated commercial launch of dalbavancin.

•

Consulting fees were approximately $4.5 million for the nine month period ended September 30, 2012, representing 11% of total research and development expenses during the period, and were comprised of $1.4 million for regulatory consultants, $0.7 million for CMC consultants and $2.4 million for clinical activity consultants, including database, microbiology, toxicology and pharmacology consultants. Consulting fees were $1.8 million for the nine month period ended September 30, 2011, and were comprised of $0.7 million for regulatory consultants, $0.5 million for CMC consultants and $0.6 million for clinical activity consultants, including database, microbiology and pharmacology consultants. The increase of $3.8 million is due to the increase in clinical trial activities.

•

Payroll expenses were approximately $2.9 million for the nine month period ended September 30, 2012, representing 7% of total research and development expenses during the period, and were principally comprised of salaries, payroll taxes and benefits for our employees in research and development. Payroll expenses for the nine month period ended September 30, 2012 also included share-based compensation expense for employees of approximately $250,000. Payroll expenses for the nine month period ended September 30, 2011 were $1.8 million, which included $72,000 of share-based compensation expense. The increase of $1.1 million is primarily due to the increased headcount.

General and Administrative Expenses

Our general and administrative expenses in the nine month period ended September 30, 2012 increased $2.9 million to $6.2 million from $3.3 million in the nine month period ended September 30, 2011. The increase related to our continued expansion efforts in preparation for the anticipated commercial launch of dalbavancin and increased costs associated with our initial public offering. General and administrative expenses during nine month periods ended September 30, 2012 and 2011 included the following:

•

Payroll expense for the nine month period ended September 30, 2012 was $3.1 million, representing 50% of total general and administrative expenses during the period, and was principally comprised of salaries, payroll taxes and benefits for our general and administrative employees. Payroll expense of a similar nature was $1.7 million for the nine month period ended September 30, 2011. Payroll expense for the nine month periods ended September 30, 2012 and 2011 included share-based compensation expense for employees of $0.8 million and $0.5 million, respectively. The increase of $1.4 million is primarily due to increased headcount.

•

Professional fee expense for the nine month period ended September 30, 2012 was $0.6 million, representing 10% of total general and administrative expenses during the period, and was principally comprised of fees for legal services. Professional fee expense of a similar nature was $0.5 million for the nine month period ended September 30, 2011.

•

Consulting fees for the nine month period ended September 30, 2012 were $1.4 million, representing 23% of total general and administrative expenses during the period, and were principally comprised of business development, public relations and finance consultants (including $0.3 million related to the transfer of the worldwide economic rights to dalbavancin to a wholly-owned foreign subsidiary). Consulting fees of a similar nature were $0.6 million for the nine month period ended September 30, 2011.

•

Occupancy and other operating expense for the nine month period ended September 30, 2012 was $1.0 million, representing 16% of total general and administrative expenses during the period, and was principally comprised of rent, utilities, office and other expenses. Occupancy and other operating expense of a similar nature was $0.5 million for the nine month period ended September 30, 2011. The increase of $0.5 million is primarily related to an increase in insurance related costs due to operating as a public company and costs associated with information technology.

•

Non-employee compensation expense for the nine month period ended September 30, 2012 was $0.1 million, representing 2% of total general and administrative expense during the period, and included board of director fees and expense related to non-employee director option awards. Non-employee share-based compensation expense for the nine month period ended September 30, 2011 was approximately $14,000.

Acquisition Related Charges, Net

Acquisition related charges, net principally consists of two items. First, the increase in the charge is due to the accretion of the contingent liability related to the $25.0 million milestone payment that will be due upon the successful clinical development, regulatory approval and first commercial sale of dalbavancin. The offset to this charge is due to the accretion of the contingent asset due if we provided documentation that supported the position that a marketing approval for dalbavancin required more than one new Phase 3 clinical trial related to a partial refund of $6.0 million of the $10.0 million initial purchase price for dalbavancin. The contingent liability increased by $0.8 million for the nine month period ended September 30, 2012 and $3.4 million for the nine month period ended September 30, 2011, which is a charge to acquisition related charges, net. Such decrease was due a change during 2011 in our estimate of the probability of success of obtaining regulatory approval of dalbavancin from 70% to 80% partially offset by an increase in accretion. Offsetting this amount in the nine month period ended September 30, 2011 was an increase in the contingent asset, a credit to this account, of $3.0 million as we also increased our probability assumption for receiving the refund of $6.0 million. We received the $6.0 million in March 2011.

Income Taxes

We recorded an income tax benefit of $1.5 million for the nine month period ended September 30, 2011. Such benefit was based on a 7% effective tax rate on pre-tax losses, after permanent expense items, and was recorded as an offset to certain deferred tax liabilities recorded in connection with the initial acquisition accounting recorded in December 2009. Once such deferred tax liabilities were fully offset, which occurred in 2011, the additional losses generate net operating losses which were offset by a valuation allowance. Because these net operating losses were not more likely than not to be realized, there is a full valuation allowance recorded and no financial statement tax benefit was recorded in 2012.

In June 2012, we formed a wholly-owned foreign subsidiary to which we transferred the worldwide rights to dalbavancin. This transaction provided us with the ability to fully utilize all of our available U.S. federal and state net operating loss carryforwards and will result in cash tax payments in the United States during 2012 currently estimated at approximately $10.0 million, of which we paid approximately $7.2 million during the nine month period ended September 30, 2012. In accordance with ASC 810-10-45-8, we recorded this estimated payment as a deferred charge in other assets in our consolidated balance sheet and will amortize it as a component of income tax expense in our consolidated statements of operations over the estimated life of the intellectual property, beginning on the date of approval of dalbavancin for commercial sale in a major worldwide market. We expect that this transaction could potentially lower our blended statutory tax rate once we begin commercial sales of dalbavancin. Losses incurred after the date of such transaction are expected to result in net operating losses outside the U.S.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have not generated any revenues. We have financed our operations to date primarily through private placements of our preferred stock and through our initial public offering, which we closed in July 2012. As of September 30, 2012, we had cash and cash equivalents totaling $60.8 million. We primarily invest our cash and cash equivalents in money market funds. The following table summarizes our cash flow activity for the nine month periods ended September 30, 2011 and 2012:

	Nine Month Period Ended
(In Thousands)	September 30, 2011	September 30, 2012
Net cash used in operating activities	$(17,411)	$(42,858)
Net cash used in investing activities	—	(1,358)
Net cash provided by financing activities	$36,579	$93,520

Operating Activities

The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The increase in net cash used in 2012 was primarily related to the increased spending in research and development due to the advancement of our development program for dalbavancin, the payment of income taxes in 2012, and the receipt of $6.0 million in 2011 as a partial refund of our original purchase price from the acquisition. For the nine month period ended September 30, 2011, cash used in operating activities consisted primarily of spending on research and development related to the advancement of our development program for dalbavancin, partially offset by the receipt of the partial refund of the purchase price for the acquisition. For the nine month period ended September 30, 2012, cash used in operating activities was primarily related to clinical trial activities for dalbavancin and the payment of income taxes. We expect cash used in operating activities to continue to increase for the foreseeable future as we continue the development of and seek marketing approval for dalbavancin and, possibly, other product candidates. In September 2012, we completed enrollment in one of our two global Phase 3 clinical trials of dalbavancin. In October 2012, we completed enrollment in the second global Phase 3 clinical trial of dalbavancin. We continue to dose patients in both of these trials. We expect to complete these Phase 3 clinical trials and have initial, top-line data available in the beginning of 2013. We expect that the total costs of such trials through the end of 2012 will be approximately $47 million. In addition, we expect that certain other costs related to these trials and anticipated regulatory filings will be approximately $10 million in 2013. These estimates reflect the additional patient enrollment in one of our two global Phase 3 clinical trials and the anticipated increase in study costs.

Investing Activities

Net cash used by investing activities during the nine month period ended September 30, 2012 was primarily related to the purchase of property and equipment and cash invested in certificates of deposit held by the bank as collateral for two irrevocable standby letters of credit issued in August 2012 to secure office leases.

Financing Activities

Net cash provided by financing activities for the nine month period ended September 30, 2012 was principally the result of net proceeds of $73.9 million related to our initial public offering, which closed in July 2012, and net proceeds of $22 million from the sale and issuance of our series A preferred stock, partially offset by the payment of deferred offering costs of $2.5 million related to our initial public offering. Net cash provided by financing activities for the nine month period ended September 30, 2011 was primarily the result of $36.0 million from the sale and issuance of our series A preferred stock and $0.6 million receipt of the contingent receivable.

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

We expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through mid-2014. Based on our planned use of our existing cash and cash equivalents as of September 30, 2012, we estimate that such funds will be sufficient to enable us to complete the clinical development of, to seek marketing approval in the United States and the European Union for, and, if approved for the treatment of patients with abSSSI, to commercially launch dalbavancin in the United States and Western Europe. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. This estimate assumes, among other things, that, at our sole discretion pursuant to the terms of our agreement with Pfizer, we elect to defer for a period of up to five years payment of the $25 million milestone that we will become obligated to pay upon the first commercial sale of dalbavancin by delivering to Pfizer a promissory note for such amount. Interest on the outstanding principal amount of the promissory note will accrue at a rate of 10% per annum, compounded annually. Our future capital requirements will depend on many factors, including:

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

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $11.5 million as of December 31, 2011 and $60.8 million as of September 30, 2012, consisting of cash and money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in short-term debt securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of December 31, 2011 and September 30, 2012, substantially all of our total liabilities were denominated in the functional currency.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a—15(d) and 15d—15(d) under the Exchange Act) occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 1A.	Risk Factors.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $49.2 million for the nine month period ended September 30, 2012 and $33.0 million for the year ended December 31, 2011. As of September 30, 2012, we had a deficit accumulated during the development stage of $94.0 million. To date, we have not generated any revenues, and through September 30, 2012, have financed our operations primarily through private placements of our preferred stock and an initial public offering of our common stock. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter.

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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval for and commercialize dalbavancin. This will require us to be successful in a range of challenging activities, including:

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

We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital expand our business or continue our operations. A decline in the value of our company could also cause shareholders to lose all or part of their investment.

Our short operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.

We are an early-stage company. We were incorporated and commenced active operations in the fourth quarter of 2009. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital and acquiring and developing dalbavancin. We have not yet demonstrated our ability to successfully complete a large-scale, pivotal clinical trial, obtain marketing approval, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the development of and seek marketing approval for dalbavancin and, possibly, other product candidates. We expect that the total costs of our clinical trials of dalbavancin through the end of 2012 will be approximately $47 million and that certain other costs related to these trials and anticipated regulatory filings will be approximately $10 million in 2013. In addition, if we obtain marketing approval for dalbavancin, or any other product candidate that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Furthermore, we have begun to incur additional costs associated with operating as a public company. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We expect that our existing cash and cash equivalents as of September 30, 2012 will enable us to fund our operating expenses and capital expenditure requirements through mid-2014. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. This estimate assumes, among other things, that, at our sole discretion pursuant to the terms of our agreement with Pfizer, we elect to defer for a period of up to five years payment of the $25 million milestone that we will become obligated to pay upon the first commercial sale of dalbavancin by delivering to Pfizer a promissory note for such amount. Interest on the outstanding principal amount of the promissory note will accrue at a rate of 10% per annum, compounded annually. Our future capital requirements will depend on many factors, including:

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

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

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

For example, following an interim analysis of 60% of the blinded enrolled patients in the second of our two ongoing Phase 3 clinical trials of dalbavancin and based on the advice of our independent data monitoring committee which was charged with assessing the pooled and blinded early response rate, we have enrolled an additional 184 patients in the second trial in order to maintain the original degree of statistical power specified in the trial protocol. A similar interim analysis of 60% of the blinded enrolled patients in the first of our two ongoing Phase 3 clinical trials of dalbavancin indicated that we did not need to increase the number of patients we had intended to enroll in the first trial. Although we do not expect the increase in the number of patients in the second of our two ongoing trials to delay our anticipated development and approval timelines for dalbavancin, other developments could nonetheless cause our expectations to change.

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

We do not presently conduct independent clinical trials of dalbavancin. We rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials for dalbavancin and expect to rely on these third parties to conduct clinical trials of any other product candidate that we develop. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our product development activities.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. In November 2012, the FDA designated dalbavancin as a Qualified Infectious Disease Product. This designation provides 10 years of exclusivity in the U.S. if FDA approves dalbavancin for the treatment of abSSI.

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

We are highly dependent on Paul R. Edick, our Chief Executive Officer, Corey N. Fishman, our Chief Operating Officer and Chief Financial Officer, and Michael Dunne, our Chief Medical Officer, as well as the other principal members of our management and scientific teams. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our development and commercialization objectives.

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

Provisions in our corporate charter and our by-laws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which shareholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of October 31, 2012, we had outstanding 18,375,879 shares of common stock, including the shares that we sold in our initial public offering, which may be resold in the public market immediately without restriction, unless purchased by our affiliates. Of the remaining shares, 13,574,407 shares are currently restricted as a result of securities laws or lock-up agreements. Moreover, holders of an aggregate of 9,649,738 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In October 2012, we registered all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold by us during the three months ended September 30, 2012, that were not registered under the Securities Act of 1933, as amended, or the Securities Act. Also included is the consideration, if any, received by us for the securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

Issuances of securities

None.

Stock option and other equity awards

During the three months ended September 30, 2012, we issued to certain employees, directors and consultants options to purchase an aggregate of 48,750 shares of common stock at a weighted-average exercise price of $8.33 per share.

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

We received aggregate net proceeds from the offering of approximately $73.9 million, after deducting underwriting discounts and commissions, or approximately $71.3 million after the payment of $2.6 million of other offering expenses payable by us.

As of September 30, 2012, we have used approximately $11 million of the net proceeds from the offering as follows:

•	approximately $3 million to fund the clinical development of and seek marketing approval in the United States and the European Union for dalbavancin for the treatment of patients with abSSSI;

•	approximately $1 million to fund the scale up of the manufacturing of dalbavancin in preparation for commercial launch; and

•	approximately $7 million for working capital and other general corporate purposes.

We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning 10 percent or more of our common stock or to any affiliate of ours. We have invested the remaining net proceeds from the offering primarily in money market funds. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 6.	Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2012	DURATA THERAPEUTICS, INC.

	By:	/s/ Corey N. Fishman
Corey N. Fishman
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Lease Agreement dated August 3, 2012 between Durata Therapeutics, Inc. and 200 S. Wacker Property Owner, L.L.C.

10.2	Lease Agreement dated August 16, 2012 between Durata Therapeutics, Inc. and T.J.K Associates

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Database*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet at December 31, 2011 and September 30, 2012 (unaudited), (ii) Consolidated Statement of Operations for the three month period ended September 30, 2011 and 2012, the nine month period ended September 30, 2011 and 2012 and the period from inception (November 4, 2009) to September 30, 2012 (unaudited), (iii) Consolidated Statement of Cash Flows for the nine month period ended September 30, 2011 and 2012 and for the period from inception (November 4, 2009) to September 30, 2012 (unaudited) and (iv) Notes to Consolidated Financial Statements (unaudited).

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.