Form 10-K
period 2012-12-31
Durata Therapeutics, Inc.
filed 2013-03-08
CIK 1544116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35599

Durata Therapeutics, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-1247903
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

200 South Wacker Drive, Suite 2550 Chicago, IL	60606
(Address of Principal Executive Offices)	(Zip Code)

(312) 219-7000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not publicly traded. The registrant’s common stock began trading on the NASDAQ Global Market on July 19, 2012. As of December 31, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $36.7 million, based on the closing price of the registrant’s common stock on December 31, 2012.

As of January 31, 2013, the registrant had 18,375,879 shares of Common Stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2013 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2012.

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•	the timing and substance of the results of our recently completed global Phase 3 clinical trials of dalbavancin for the treatment of acute bacterial skin and skin structure infections, or ABSSSI;

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in Part I, Item 1A. Risk Factors, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits to the Annual Report on Form 10-K and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise, except as required by applicable law.

PART I

Item 1.	Business

Overview

We are a pharmaceutical company focused on the development and commercialization of novel therapeutics for patients with infectious diseases and acute illnesses. We recently completed two global Phase 3 clinical trials with our lead product candidate, dalbavancin, for the treatment of patients with acute bacterial skin and skin structure infections, or ABSSSI. Preliminary top-line data from each of our two recently completed global Phase 3 clinical trials indicate that dalbavancin achieved its primary efficacy endpoint of non-inferiority, which is clinical response at 48 to 72 hours after initiation of therapy, as determined by the cessation of spread of the lesion, as well as the resolution of fever. The data also indicate that dalbavancin achieved its secondary efficacy endpoint, which was clinical success at the end of treatment. We expect that this secondary outcome measurement will be the primary measure of efficacy for regulatory review in Europe.

We conducted each of these Phase 3 clinical trials pursuant to special protocol agreements, or SPAs, with the U.S. Food and Drug Administration, or FDA, based on draft guidance issued by the FDA in 2010 for the development of drugs to treat ABSSSI. We also designed these trials based on scientific advice that we received from the European Medicines Agency, or EMA, in December 2010 to meet the regulatory filing requirements in the European Union. We plan to submit a new drug application, or NDA, to the FDA in the middle of 2013 and a marketing authorization application, or MAA, to the EMA by the end of 2013. If approved, we intend to directly commercialize dalbavancin in the United States and Western Europe with a targeted hospital sales force and to use a variety of types of collaboration arrangements for commercialization in other markets.

Dalbavancin is an intravenous antibiotic product candidate designed for once-weekly dosing. We believe that dalbavancin’s once-weekly dosing will facilitate the treatment of patients with ABSSSI in both the in-patient and out-patient settings by reducing the length of a patient’s hospital stay or avoiding hospital admission altogether and, ultimately, lowering the overall cost of care for these patients. Dalbavancin’s pharmacokinetic profile, which reflects the absorption, distribution and metabolism of a drug in the body, and its relatively long half-life compared to many currently available treatments result in continuous bactericidal, or bacteria killing, activity over a prolonged period of time following treatment. We believe that dalbavancin offers a number of other important potential advantages compared to currently available treatments for ABSSSI, including a strong safety and tolerability profile, broad coverage and activity against Gram-positive bacteria, including resistant bacterial strains, suitability in a wide range of patients due to limited drug-drug interaction or need for therapeutic drug monitoring, and simpler administration that facilitates use in multiple settings. We believe that these potential advantages may provide a more rapid and effective cure for patients with ABSSSI, greater patient compliance, improved safety outcomes, and a lower overall cost of care, even with branded pricing at a premium to generic products.

Prior to the recent completion of our two global Phase 3 clinical trials, dalbavancin had already completed three Phase 3 clinical trials, in which more than 1,000 patients in total received dalbavancin. Dalbavancin achieved its primary efficacy endpoint in each of these three completed Phase 3 clinical trials when compared to linezolid, cefazolin or vancomycin, three of the standard-of-care agents for uncomplicated skin and skin structure infections, or uSSSI, and complicated skin and skin structure infections, or cSSSI. The primary efficacy endpoint in each of these completed clinical trials was non-inferiority of dalbavancin compared to the other drug being evaluated based on a pre-determined non-inferiority margin. Non-inferiority comparisons of drugs are the standards for antibiotic drug development, and non-inferiority margins are used in the statistical analysis comparing two treatment arms in a study to distinguish the degree of potential difference between the antibiotics being evaluated. These Phase 3 clinical trials were completed in May and June 2004 and were designed and conducted pursuant to prior FDA guidelines, which the FDA revised in 2010 and are no longer in effect. Our two recently completed Phase 3 clinical trials were designed to compare dalbavancin to vancomycin, with an option to switch to oral linezolid, under the new FDA draft guidance. We conducted a retrospective analysis of the previously completed Phase 3 clinical trial comparing dalbavancin and linezolid and determined that dalbavancin could have achieved its primary endpoint if the trial had been designed and conducted under the new FDA draft guidance. In each of the first three completed clinical trials, dalbavancin was well tolerated and generated a large database of safety information. The rate and duration of adverse events in clinical trials to date for dalbavancin are similar to that of the comparator drugs used in the trials, and we have not observed any negative drug-drug interactions with dalbavancin in clinical development to date. Although we expect that, if successful, the results from our two recently completed Phase 3 clinical trials will form the primary basis for the FDA’s review of our planned NDA submission and for the evaluation of the efficacy, safety and overall benefit-risk relationship of dalbavancin for marketing approval, we also expect that the FDA will consider as part of its review the results of all submitted preclinical studies and clinical trials of dalbavancin, including the three previously completed Phase 3 clinical trials, as well as chemistry, manufacturing and control information in the NDA.

We own worldwide commercial rights to dalbavancin. Our worldwide rights are royalty free, other than in Japan, where we are obligated to pay royalties on net sales of dalbavancin. We will also owe a single milestone payment following the first commercial sale of dalbavancin in the United States or one of five major European markets, which we have the right to defer for up to five years. Our dalbavancin rights include four U.S. patents covering dalbavancin’s use and formulation. Each of these patents is scheduled to expire in 2023, and any one, but not all, of these U.S. patents may be eligible for patent term extension. In addition, in November 2012, the FDA designated dalbavancin as a Qualified Infectious Disease Product, or QIDP. The QIDP designation provides, among other benefits, for an extension of statutory exclusivity periods with respect to the product for an additional five years upon FDA approval of the product for the treatment of ABSSSI. Also, if dalbavancin is approved by the EMA, we expect that dalbavancin will qualify for eight years of data exclusivity and an additional two years of marketing exclusivity in the European Union.

Our Strategy

Our goal is to become a fully integrated pharmaceutical company that develops and commercializes specialist oriented therapeutics in areas of high unmet medical need for patients with infectious diseases and acute illness. Key elements of our strategy to achieve this goal are:

•

Complete dalbavancin clinical development in its lead indication (ABSSSI). We have recently completed two Phase 3 clinical trials with dalbavancin for ABSSSI. Preliminary top-line data from each of our two recently completed trials indicate that dalbavancin achieved its primary efficacy endpoint of non-inferiority of clinical response. The data also indicate that dalbavancin achieved its secondary endpoint of clinical success at the end of treatment. We expect that this secondary outcome measure will be the primary measure of efficacy for regulatory review in Europe. These data are consistent with our previous Phase 3 clinical trials in patients with skin and skin structure infections ABSSSI.

•

Obtain regulatory approval for dalbavancin in the United States and subsequently in the European Union. We conducted each of our recently completed Phase 3 clinical trials pursuant to SPAs with the FDA based on new draft guidance issued by the FDA in 2010. We also designed these trials based on scientific advice that we received from the EMA in December 2010 to meet the regulatory filing requirements in the European Union. We plan to submit an NDA to the FDA in the middle of 2013 and an MAA to the EMA by the end of 2013. In November 2012, the FDA designated dalbavancin as a QIDP. The QIDP designation provides for priority review by the FDA, eligibility for “fast-track” status, and extension of statutory exclusivity periods with respect to the product for an additional five years upon FDA approval of the product for the treatment of ABSSSI.

•

Maximize the commercial potential of dalbavancin. If approved, we intend to directly commercialize dalbavancin in the United States and Western Europe with a targeted hospital sales force and to use a variety of types of collaboration arrangements for commercialization in other markets. We believe that dalbavancin’s pharmacokinetic profile will allow it to be used to treat patients successfully in hospital, emergency room and out-patient clinic settings, with the out-patient clinic setting increasing in importance over time due to a changing reimbursement landscape and resulting health economic advantages. We have established a highly educated health resources group of regional medical directors to communicate with doctors and payors about the intended treatment and compliance benefits of dalbavancin and the potential for dalbavancin to reduce the length of a patients’ hospital stay or avoid hospital admission altogether.

•

Pursue development of dalbavancin in additional indications. If dalbavancin receives marketing approval, we expect our initial label to be limited to ABSSSI caused by susceptible Gram-positive bacteria. We are pursuing development of dalbavancin in additional indications, including osteomyelitis, diabetic foot infection and pneumonia, as well as new formulations.

•

Opportunistically in-license or acquire additional clinical stage product candidates or approved products in our area of focus. We intend to enhance our product pipeline through strategically in-licensing or acquiring clinical stage product candidates or approved products for the hospital and acute care markets. We believe that our focus on the acute care and hospital markets will make us an attractive partner for companies seeking to out-license products or product candidates in our areas of focus.

Background

Antibiotic Market Overview

Bacteria are broadly classified as Gram-positive or Gram-negative. Gram-positive bacteria possess a single membrane and a thick cell wall and turn dark-blue or violet when subjected to a laboratory staining method known as Gram’s method. Based on our analysis of data from industry sources, we estimate that approximately 84% of all ABSSSI and 94% of cellulitis are caused by Gram-positive bacteria. Common Gram-positive bacteria that can result in ABSSSI include species of Staphylococcus, such as Methicillin-Resistant Staphylococcus aureus, or MRSA, and species of Streptococcus. Gram-positive bacteria can also cause other serious illness, including osteomyelitis, community- and hospital-acquired bacterial pneumonia and diabetic foot infection.

Antibiotics that treat bacterial infections can be classified as broad spectrum, focused spectrum or narrow spectrum. Antibiotics that are active against both Gram-positive and Gram-negative bacteria are referred to as broad spectrum. Those that are active against either Gram-positive or Gram-negative bacteria, but not both, are referred to as focused spectrum. Antibiotics that are active only against a select subset of Gram-positive or Gram-negative are referred to as narrow spectrum. Because it usually takes from 24 to 48 hours from the time the specimen is received in the laboratory to definitively diagnose a particular bacterial infection, effective first-line treatment in hospital emergency departments of serious infections requires the use of broad-spectrum antibiotics or focused spectrum antibiotics with activity against Gram-positive bacteria, including coverage of MRSA, until the bacterial infection can be diagnosed.

Currently, the most widely prescribed antibiotic for treating Gram-positive infections in the United States is vancomycin, which is available in both branded and generic versions. Vancomycin and other generic antibiotics account for a substantial number of the injectable antibiotic units used in the United States. We believe that vancomycin alone is used for approximately 7.2 million days of treatment annually for patients with ABSSSI at risk for MRSA. However, because of an increase in MRSA infections that are resistant to treatment with vancomycin and the need to dose vancomycin multiple times per day, more effective antibiotics and antibiotics with less-frequent dosing schedules are gaining a larger share of the market for the treatment of MRSA infections. According to publicly available financial information, three major branded antibiotics, daptomycin (marketed as Cubicin), tigecycline (marketed as Tygacil) and linezolid (marketed as Zyvox), recorded overall sales of approximately $1.5 billion in the United States in 2011. We believe that approximately $510 million of these sales were solely related to the treatment of ABSSSI.

The issue of antibiotic-resistant bacterial infections has been widely recognized as an increasingly urgent public health threat, including by the World Health Organization, the Centers for Disease Control and Prevention and the Infectious Disease Society of America. Antibiotic resistance has limited the effectiveness of many existing drugs, and the discovery of new antibiotics to address resistance has not kept pace with the increasing incidence of difficult-to-treat microorganisms. A particular clinical concern relates to the appearance and spread of community-acquired MRSA. According to the Infectious Diseases Society of America, the estimated cost to the U.S. healthcare system of antibiotic-resistant infections is approximately $21 billion to $34 billion annually, a substantial portion of which is due to increased length of stay. We believe that approximately 18.1% of all antibiotic usage in the hospital setting is for treatment of ABSSSI.

Although difficult to precisely estimate, based on our analysis of data from industry sources, we believe that in the United States there are approximately 35 million days of treatment annually for patients with ABSSSI that are at risk for MRSA utilizing intravenous antibiotics, with approximately 75% of these treatments occurring in the hospital setting and the remaining 25% occurring in the out-patient setting. This market is significantly larger when expanded to include Methicillin-Sensitive Staphylococcus aureus, or MSSA, treatments and oral step-down therapies prescribed to patients in connection with their discharge from the hospital. We believe that dalbavancin will also be appropriate for use in both the MSSA and oral step-down segments of treatment. We expect the number of treatment days in the out-patient setting to grow at a faster rate than in the hospital in-patient setting as a result of increased use of current agents in the out-patient setting as well as the potential use, if approved, of product candidates with more convenient dosing schedules.

Limitations of Currently Available Treatment Options

Treatment for ABSSSI typically begins in the out-patient or emergency room setting, where physicians often treat ABSSSI patients with a first-line antibiotic, such as vancomycin. The initial infusion of antibiotics can be a time-consuming process, taking up space and resources in both settings. Because most currently available treatments require multi-day dosing, after initial treatment physicians may admit ABSSSI patients to the hospital depending on the severity of the infection and out of concern about patients complying with their dosing regimen. The multi-day stays required for hospital treatment include significant overhead cost and an increased threat of the spread of MRSA, both to and from a particular patient. In addition, because hospitals can be both an expensive and unpleasant treatment setting for patients, the patients may leave the hospital during the course of treatment and not seek further treatment unless the infection returns. This failure to continue treatment may cause patients to then be readmitted to the hospital, which in turn may result in the imposition of reimbursement penalties on the hospital and higher overall cost to the healthcare system.

Despite widespread use, currently available treatment options have significant limitations in the treatment of ABSSSI. These limitations include:

•

Dosing Schedule, Duration and Compliance. Most current intravenous treatment options typically require multiple infusions per day for up to 14 days. The required infusions can be as long as two hours per dose. Because of the duration and frequency of dosing required for current injectable treatment options, including vancomycin, lack of patient compliance may reduce the effectiveness of a treatment. For example, vancomycin is generally administered every six or twelve hours with a 60 to 120 minute infusion time, intravenous Zyvox is administered twice a day with a 30 to 120 minute infusion time, and Tygacil is administered twice a day with a 30 to 60 minute infusion time. Although Cubicin has an infusion time of two minutes as one of its dosing options, Cubicin is administered daily for seven to 14 days. Some oral treatments are available and do not require prolonged hospital stays, but patients receiving oral treatments have significantly lower compliance rates and, as a result, may be at increased risk for hospital readmission.

•

Safety, Tolerability and Suitability of Use. Many current treatment options are associated with adverse events, including allergic reactions, kidney damage, renal toxicity and high rates of vomiting and nausea. Vancomycin, for example, is associated with infusion reactions and can cause kidney damage or renal toxicity, loss of balance, or vestibular toxicity, and loss of hearing, or oto-toxicity, in certain patients. In addition, adjusting the dosage of vancomycin requires frequent therapeutic drug monitoring to ensure safe administration. Zyvox is associated with bone marrow suppression and contraindicated for use in patients taking monoamine oxidase inhibitors, a class of drugs used as anti-depressants, and should not be used without careful observation in people taking selective serotonin reuptake inhibitors, a class of drugs commonly used as anti-depressants, among other uses. Tygacil is generally not used as a front-line antibiotic due to a potentially greater risk of mortality as compared to the active comparators in clinical trials and high rates of vomiting and nausea. Cubicin has been associated with the development of antibiotic resistance during the course of therapy, a reduction of efficacy in patients with moderate renal insufficiency and a side effect profile that includes muscle damage. In vivo potency at the prescribed dose can be limited by restrictions around the amount of drug delivered stemming from safety concerns surrounding some currently available treatments.

•

Spectrum of Coverage, Resistance Profile and Potency. Some of the most frequently prescribed currently available treatment options are narrow spectrum drugs, which prevents their use as a monotherapy for the first-line treatment of serious bacterial infections in which a broader spectrum of coverage is required. Of the most frequently prescribed currently available treatments for ABSSSI, only Tygacil is broad spectrum. The predominant branded oral medication on the market, Zyvox, is a narrow spectrum drug. Other currently available treatments, such as vancomycin and Cubicin, are focused spectrum drugs and active against Gram-positive bacteria, but are beginning to show signs of bacterial resistance. For example, there have been recent reports of resistance developing during treatment with Cubicin and concerns about an increasing frequency of strains of S. aureus with reduced susceptibility to vancomycin.

•

Cidality. Antibiotics are either bactericidal or bacteriostatic. Bactericidal antibiotics kill the bacterial pathogen directly, which is particularly important for patients with weakened immune systems that cannot effectively eradicate the infecting bacteria on their own. Numerous currently available treatment options, including both Zyvox and Tygacil, are bacteriostatic, which means that although they stop bacteria from growing or reproducing, the patient’s own immune system must be strong enough to kill the static bacteria itself. Because of the short half-life of many currently available bactericidal treatment options, such as vancomycin and Cubicin, the killing effects of these drugs is limited by the duration of the drug in the blood, and these drugs do not exhibit bactericidal activity for a prolonged, or continuous, period following administration.

Dalbavancin

Overview

Dalbavancin is a second generation, semi-synthetic lipoglycopeptide designed for once-weekly intravenous dosing. We are initially developing dalbavancin for the treatment of patients with ABSSSI caused by Gram-positive bacteria, such as S. aureus, including Methicillin-Resistant and multi-drug resistant strains, and certain Streptococcal species. We recently completed two global Phase 3 clinical trials with dalbavancin. Preliminary top-line data from each of our two recently completed trials indicate that dalbavancin achieved its primary efficacy endpoint of non-inferiority of clinical response at 48 to 72 hours after initiation of therapy, as determined by the cessation of spread of the lesion, as well as resolution of fever. The data also indicate that dalbavancin achieved its secondary endpoint, which was clinical success at the end of treatment. We expect that this secondary outcome measurement will be the primary measure of efficacy for regulatory review in Europe. Dalbavancin previously completed three other Phase 3 clinical trials in May and June 2004 pursuant to prior FDA guidelines that are no longer in effect, in which more than 1,000 patients in total received dalbavancin. Dalbavancin achieved its primary efficacy endpoint of non-inferiority in evaluable patients’ clinical response at test of cure, 28 days following therapy, in each of these first three completed Phase 3 clinical trials when compared to linezolid, cefazolin or vancomycin, three of the standard-of-care agents for uSSSI and cSSSI. In these trials, dalbavancin was well tolerated and generated a large database of safety information. The rate and duration of adverse events in clinical trials to date for dalbavancin are similar to that of the comparator drugs used in the trials, and we have not observed any negative drug-drug interactions with dalbavancin in clinical development to date.

After Vicuron Pharmaceuticals Inc., or Vicuron, filed an NDA for dalbavancin with the FDA in December 2004, Pfizer Inc., or Pfizer, acquired Vicuron in September 2005. In July 2007, Pfizer filed an MAA for dalbavancin with the EMA. Between 2005 and 2007, the FDA issued three approvable letters relating to the NDA filed in 2004 for dalbavancin. The first two approvable letters raised, in part, open items on the manufacturing process of dalbavancin. After addressing the first approvable letter by making changes to the manufacturing process, Pfizer made additional changes to the manufacturing process, resulting in a second approvable letter. The third approvable letter in part requested that Pfizer justify the non-inferiority margin used for the then-current Phase 3 clinical trial comparing dalbavancin and cefazolin. In addition, the EMA questioned the approvability of Pfizer’s MAA application based on remaining objections that a single pivotal trial in cSSSI did not provide sufficiently robust data and that patients enrolled in the trial were not sick enough to support use in the desired indication. In September 2008, Pfizer globally withdrew all marketing applications while it considered conducting a second pivotal trial for the treatment of cSSSI in adults.

We acquired our rights to dalbavancin through our acquisition of Vicuron from Pfizer in December 2009. In 2010, the FDA issued new draft guidance for the study of ABSSSI. The purpose of this new guidance was to address many of the uncertainties regarding the FDA’s expectations concerning clinical trials for ABSSSI. As part of the new draft guidance, the FDA re-evaluated the types of skin and skin structure infections that should be included in clinical trials to support an indication for treatment. The FDA termed these types of infections ABSSSI rather than uSSSI or cSSSI. We conducted a retrospective analysis of the previously completed Phase 3 clinical trial comparing dalbavancin and linezolid and determined that dalbavancin could have achieved its primary endpoint if the trial had been designed and conducted under the new FDA draft guidance. In addition, as part of the new draft guidance, the FDA requested that sponsors of drugs for the treatment of ABSSSI include additional measurements of lesion size in their evaluation of efficacy that the FDA believes to be more objective and less susceptible to interpretation by investigators.

Based on discussions with the FDA in June 2010 and in anticipation of the publication of the FDA draft guidance, we resumed development of dalbavancin. We also received scientific advice from the EMA on our clinical program in December 2010, including with respect to the design of a new trial to support the ABSSSI indication. In preparation for Phase 3 clinical development of dalbavancin pursuant to the new FDA draft guidance, we conducted a Phase 2 clinical trial with the primary objective of defining the variability regarding measurement of lesion size with a ruler when the same investigator measures the lesion on two different occasions, referred to as intra-observer variability, or when different investigators measure the same lesion, referred to as inter-observer variability. We negotiated two SPAs with the FDA and conducted our two recently completed Phase 3 clinical trials on the basis of these SPAs. In addition, we successfully completed the dosing of one QT study and one Phase 1 clinical trial to evaluate the plasma concentration, safety and tolerability of administration of dalbavancin in a single 1,500 mg dose, and have completed a pharmacokinetic Phase 1 clinical trial in the Japanese population.

We have begun manufacturing drug substance with a third-party manufacturer and have also had clinical supplies of dalbavancin manufactured at an additional source.

Differentiating Factors of Dalbavancin

The use of dalbavancin in any treatment setting may have significant advantages over currently available treatments. By limiting or eliminating the admission of patients for treatment in the hospital, we believe use of dalbavancin could reduce overall cost of ABSSSI to the healthcare system, improve patient compliance and decrease the spread and cost of MRSA. Although generic vancomycin is a relatively inexpensive drug, the overhead costs of treatment with vancomycin can be very high. Among other costs, treatment with multi-day antibiotics such as vancomycin may require the insertion of a peripherally inserted central catheter, or PICC, line to deliver the drug and either overnight hospital stays or, if a patient is treated on an out-patient basis, at least daily follow-up visits. We believe that treatment with dalbavancin, even with branded pricing at a premium to generic products, would generally be less costly overall than treatment with a generic antibiotic, such as vancomycin.

Dalbavancin is designed for once-weekly administration, contains the complete first week of treatment in the initial dose and is continuously bactericidal. We believe these attributes could allow doctors to administer dalbavancin to certain patients and release them without admission to the hospital, with confidence in the patients’ antibiotic treatment. Dalbavancin can be delivered through any intravenous catheter, which can be removed after dosing is complete, so that there is no need for insertion of a PICC line. Additionally, we believe that because dalbavancin’s second dose occurs seven days after the first dose, dalbavancin is particularly well suited for use in an emergency room or out-patient setting. In both the emergency room and the out-patient settings, a patient could be diagnosed, treated with the initial dose and released all in a few hours without admission to the hospital, with just one follow-up visit to complete treatment seven days later. We believe that this short, infrequent dosing would be less disruptive to a patient than currently available treatments and would allow doctors to send patients home directly from the emergency room or out-patient setting, rather than admitting patients to the hospital.

We also believe dalbavancin could provide significant therapeutic and economic benefits when administered in the hospital in-patient setting. Because treatment with dalbavancin requires only two doses one week apart, use of dalbavancin in the hospital may make an overall hospital stay shorter and less expensive. We believe that after dosing a patient with the initial infusion of dalbavancin, hospitals could discharge the patient after only a short stay and then schedule a follow-up appointment for the second infusion. This second appointment would serve the dual purpose of allowing a doctor to reexamine the patient and to administer the second dose of dalbavancin, all while limiting the duration of the patient’s hospital stay.

We believe that with effective treatment of patients outside the hospital, the use of dalbavancin could decrease the threat of the spread of MRSA, both to and from a particular patient. We also believe that limiting the admission of patients for further treatment in the hospital and avoiding patient compliance and MRSA concerns could decrease readmission rates of patients with ABSSSI and therefore increase reimbursement rates for hospitals. As the healthcare system evolves with new programs seeking to reduce cost and provide better care for patients, we expect that accountable coordinated care models will begin to subject hospitals to quality bonuses or penalties from both government and commercial payors. The accountability metrics, which we expect to be implemented over the next few years, include reduced hospital readmissions, reduced healthcare-acquired infections, minimizing exposure to bundled payments and other improvements based on quality and cost of care. In addition, limiting the admission of patients for further treatment in the hospital may decrease the risk of improper admission of patients for one-day stays under audits conducted pursuant to government payor rules.

Other potential benefits of dalbavancin include the following:

•

Dosing Schedule, Duration and Compliance. We believe that dalbavancin’s pharmacokinetic profile supports once-weekly dosing with a 30 minute infusion time, which may reduce the length of an ABSSSI patient’s hospital stay or avoid hospital admission altogether and, ultimately, lower the overall cost of care and lower the incidence of bacterial resistance to dalbavancin. We believe that once-weekly dosing will improve patient compliance compared to many currently existing treatment options that require dosing multiple times per day for up to 14 days. As shown in the graph below, over time, in clinical trials conducted to date, dalbavancin maintains high plasma concentration, which is critical to a drug’s effectiveness in treating ABSSSI, compared to vancomycin. Each peak on the graph represents the administration of a dose of either dalbavancin or vancomycin. With respect to dalbavancin, the first peak represents a 1,000 mg dose and the second peak represents a 500 mg dose. With respect to vancomycin, each peak represents a 1,000 mg dose.

The first three completed Phase 3 clinical trials for dalbavancin were conducted using the same dosing regimen that we are evaluating in our recently completed Phase 3 clinical trials. That regimen is covered by an issued U.S. patent.

•

Safety, Tolerability and Suitability of Use. Dalbavancin has been well tolerated in the first three completed Phase 3 clinical trials to date, which included dosing of over 1,000 patients with dalbavancin. Notwithstanding dalbavancin’s relatively long half-life, the rate and duration of adverse events in clinical trials to date for dalbavancin are similar to that of the comparator drugs used in the trials, and we have not observed any negative drug-drug interactions with dalbavancin in clinical development to date. Results from clinical trials of dalbavancin indicate that there is no need to adjust dosing for patients of different body weights and that therapeutic drug monitoring will not be required for the use of dalbavancin. Our clinical data also suggest that the only dosing adjustment required is for patients with severe renal impairment and that this adjustment would be to maintain appropriate drug concentration and exposure rather than as a response to any safety concern.

•

Spectrum of Coverage, Resistance Profile and Potency. In an in vitro assessment, the potency of dalbavancin was 16 to 32 times greater than that of vancomycin against Staphylococci, including MRSA. In vitro potency is measured by determining the concentration of a drug needed to inhibit the growth of 90% of a panel of bacterial strains isolated from patients, referred to as a MIC90 measurement. A lower MIC90 indicates greater potency against a particular bacterium. Based on this in vitro assessment, dalbavancin has a low MIC90 value (≤0.06 µg/ml) against S. aureus, including MRSA, compared to vancomycin (1 or 2µg/ml). Over approximately ten years of study, dalbavancin has been tested against more than 60,000 Staphylococcal clinical isolates, but has not yet shown evidence of bacterial resistance. We believe dalbavancin’s potency and activity against Gram-positive bacteria and its ability to date in avoiding resistance would make it a strong candidate for use in first-line treatment against bacterial infections.

•

Cidality. Dalbavancin’s relatively long half-life means that dalbavancin is bactericidal over a prolonged period of time following treatment, as opposed to only a short period after administration. We believe this continuous bactericidal attribute, and the corresponding decrease in number of doses that must be given to treat each infection, means bacteria are less likely to develop a resistance to dalbavancin over time.

Based on a survey that we commissioned, approximately 69% of the 150 physicians who responded, consisting of 50 hospitalists, 50 infectious disease doctors and 50 emergency room doctors, ranked dalbavancin’s product profile at “8” or higher on a scale of “1” to “10,” with “1” corresponding with “very poor” and “10” corresponding with “excellent.” In addition, in this survey, physicians also favorably ranked specific attributes of dalbavancin’s product profile, such as its dosing schedule and compliance levels, and indicated that dalbavancin could allow many patients that are currently treated in the hospital to be treated on an outpatient basis.

Clinical Experience

Dalbavancin has completed a total of seventeen Phase 3, Phase 2 and Phase 1 clinical trials, over approximately ten years, in which more than 1,600 patients have been dosed with dalbavancin. These clinical trials and ongoing surveillance studies assessed more than 60,000 isolates, from over 600 centers worldwide, the majority of which were Staphylococci and Streptococci, in particular species that are relevant to ABSSSI, including MRSA and multiple resistant isolates.

Recently Completed Phase 3 Clinical Trials

Based on the draft guidance issued by the FDA in August 2010 regarding expectations from sponsors and clinical trials for ABSSSI, we negotiated two SPAs with the FDA for the clinical development of dalbavancin. On the basis of these SPAs, we recently completed two global multicenter, double-blind, double-dummy, randomized, controlled pivotal Phase 3 clinical trials to compare the clinical efficacy of dalbavancin to vancomycin, with the option to switch to oral linezolid after three days of dosing, for the treatment of patients with suspected or proven Gram-positive ABSSSI. We used the same two dose regimen for dalbavancin in these trials that has been used in each of the other three Phase 3 clinical trials for dalbavancin conducted to date, with a 1,000 mg dose administered on day 1 and a 500 mg dose administered on day 8. All patients randomized to active dalbavancin also received placebos to mimic the comparator regimen, which included placebo intravenous infusions to mimic vancomycin and oral placebos to mimic linezolid. Patients randomized to active vancomycin/ linezolid also received placebo intravenous infusions on days 1 and 8 to mimic dalbavancin. Pharmacists at each trial site were unblinded to the dosing regimens while the clinical investigators and patients remained blinded.

The primary outcome measure was a comparison of clinical response at 48 to 72 hours following initiation of treatment, based on the cessation of the spread of the lesion and resolution of fever. To achieve this primary outcome measure, we were required to demonstrate non-inferiority of dalbavancin compared to vancomycin based on a pre-determined non-inferiority margin. Non-inferiority comparisons of drugs are the standards for antibiotic drug development, and non-inferiority margins are used in the statistical analysis comparing two treatment arms in a study to distinguish the degree of potential difference between the antibiotics being evaluated. The pre-specified non-inferiority margin in our Phase 3 clinical trials is 10%.

The trial protocol provides for a secondary outcome measure of non-inferiority of clinical response at the end of treatment based on the investigator’s assessment of the resolution or improvement of all signs and symptoms of the infection. Based on input from the EMA during our scientific advice discussions we expect that this secondary outcome measurement will serve as the primary measure of efficacy for our MAA submission to the EMA.

Patients enrolled in these two Phase 3 clinical trials were required to have at baseline a minimum ABSSSI lesion size of 75 cm2 and at least one systemic manifestation of infection, based on fever or a minimum white blood cell count. We enrolled 573 patients in the first of our recently completed Phase 3 clinical trials and

739 patients in the second of our recently completed Phase 3 clinical trials. The number of patients in the second trial included 184 patients enrolled in response to the interim analysis of 60% of the blinded patients in order to maintain the original degree of statistical power specified in the trial protocol. We conducted the first of our recently completed Phase 3 clinical trials at 92 sites in North America, Europe, and Asia, and the second of our recently completed Phase 3 clinical trials at 139 sites in North America, Europe, Asia and Africa.

Preliminary top-line data for each of our two recently completed Phase 3 clinical trials indicate that dalbavancin achieved its primary efficacy endpoint of non-inferiority of clinical response at 48 to 72 hours after initiation of therapy, as determined by the cessation of spread of the lesion, as well as resolution of fever. The data also indicate that dalbavancin achieved its secondary endpoint, which was clinical success at the end of treatment. We expect that this secondary outcome measurement will be the primary measure of efficacy for regulatory review in Europe.

The table below summarizes the results of our two recently competed Phase 3 clinical trials:

Top-line data for the first recently completed Phase 3 clinical trial
	Endpoint	Dalbavancin	Vancomycin/ linezolid	Difference in point estimates (95% Confidence interval)
FDA Primary Endpoint	Early response	240/288 (83.3%)	233/285 (81.8%)	1.5% (-4.6, 7.9)
(48-72 hours)
FDA Secondary Endpoint	Clinical Status[1]
(EMA	(End of Treatment)	214/246 (87.0%)	222/243 (91.4%)	-4.4% (-9.6, 1.6)
Primary
Endpoint)	Investigator Assessment	233/246 (94.7%)	237/243 (97.5%)	-2.8% (-6.7, 0.7)
(End of Treatment)

Top-line data for the second recently completed Phase 3 clinical trial
	Endpoint	Dalbavancin	Vancomycin/ linezolid	Difference in point estimates (95% Confidence interval)
FDA Primary Endpoint	Early response	285/371 (76.8%)	288/368 (78.3%)	-1.5% (-7.4, 4.6)
(48-72 hours)
FDA Secondary Endpoint	Clinical Status[1]
(EMA	(End of Treatment)	303/324 (93.5%)	280/302 (92.7%)	0.8% (-3.3, 4.9)
Primary
Endpoint)	Investigator Assessment	314/324 (96.9%)	290/302 (96.0%)	0.9% (-2.2, 4.1)
(End of Treatment)

[1]	Pre-specified adjustment to the confidence interval by important baseline variables.

We expect to submit an NDA to the FDA in the middle of 2013 and an MAA to the EMA by the end of 2013 for dalbavancin for the treatment of ABSSSI. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of twelve months from the date of the receipt of a standard non-priority NDA to review and act on the submission, or eight months for a priority NDA. However, in November 2012, the FDA designated dalbavancin as a QIDP. The QIDP designation provides for priority review by the FDA, eligibility for “fast-track” status, and extension of statutory exclusivity periods with respect to the product for an additional five years upon FDA approval of the product for the treatment of ABSSSI. After the efficacy and safety of dalbavancin are further defined from our recently completed Phase 3 clinical trials of ABSSSI, we also plan to submit a pediatric development plan to the FDA and EMA for review and comment.

Completed Phase 2 Clinical Trial

We previously completed a non-interventional observational Phase 2 clinical trial to determine the inter- and intra-observer variability regarding lesion size when measured with a ruler. We have submitted the results of this Phase 2 clinical trial to the FDA to support our use of these measurement methods in our recently completed Phase 3 clinical trials. The SPAs we reached with the FDA for our recently completed Phase 3 clinical trials incorporate both the draft FDA guidance issued in 2010 and the methods derived from our Phase 2 clinical trial into the design of the recently completed Phase 3 clinical trials of dalbavancin for ABSSSI. These clinical trials require physical and laboratory measurements of the extent and severity of the skin infections that are relatively independent of the traditional physicians’ global assessment of clinical outcome.

Recent Phase 1 Clinical Trials

We commenced dosing in a thorough QT study in April 2011 to evaluate the electrocardiographic effects of a therapeutic dose of 1,000 mg and a supratherapeutic dose of 1,500 mg of dalbavancin relative to a positive control of moxifloxacin and a placebo control. We had previously established tolerability of a single 1,500 mg supratherapeutic dose in a Phase 1 clinical trial in which we dosed eight healthy adults. We enrolled 200 healthy adult male and female subjects in our thorough QT study, with 50 subjects in each treatment group. In this trial, we found no impact of dalbavancin on cardiac conduction.

We recently completed a Phase 1 clinical trial that we had initiated in June 2011 to evaluate the pharmacokinetics, safety and tolerability of a 1,000 mg dose of dalbavancin administered to healthy Japanese adults. We are currently reviewing the results of this trial.

Previously Completed Phase 3 Clinical Trials

Dalbavancin has also been studied in three completed Phase 3 clinical trials in addition to the two Phase 3 clinical trials that we recently completed.

Phase 3 Clinical Trial Comparing Dalbavancin to Cefazolin for uSSSI. The first Phase 3 clinical trial was a randomized, double-blind, controlled study that compared the clinical efficacy and safety of dalbavancin in the treatment of uSSSI relative to cefazolin. Patients received either a 1,000 mg intravenous dose of dalbavancin on day 1 with the option to follow with a 500 mg dose on day 8, with a possible switch to an oral placebo given every six hours, or a 500 mg dose of intravenous cefazolin every eight hours, with a possible switch to a 500 mg dose of oral cephalexin every six hours. In each case, dosing occurred over seven to 14 days, and a total of 367 patients were dosed with dalbavancin. The trial was conducted at 70 sites in seven countries. In this trial, dalbavancin met the primary endpoint of non-inferiority. The pre-specified non-inferiority margin in this trial was -12.5%. Efficacy was assessed by determining clinical and microbiological responses at the end of therapy and at the test of cure visit, a subsequent visit 14 days later. The primary endpoint was based on an analysis of data on a per protocol basis in the clinically evaluable population at the test of cure visit, which includes data only from patients who complied with the trial protocol. Dalbavancin was effective in 89.1% of patients and cefazolin was effective in 89.1% of patients. Based on an intent to treat analysis, which includes data from all patients enrolled in the trial, dalbavancin was effective in 76.0% of patients and cefazolin was effective in 75.8% of patients. The table below summarizes the success rates of patients dosed with dalbavancin and cefazolin on both a per protocol and intent to treat basis. The table also shows the 95% confidence interval, or 95% CI, of non-inferiority of dalbavancin compared to cefazolin. A 95% CI is a statistical determination that demonstrates the range of possible differences in the point estimates of success that will arise 95% of the time the endpoint is measured. Non-inferiority is based on a lower limit of the difference of the two point estimates of success falling above a pre-determined amount.

Per Protocol (Number (%) of Patients)			Intent to Treat (Number (%) of Patients)
Dalbavancin (N=266)	Cefazolin (N=147)	(95% CI)	Dalbavancin (N=367)	Cefazolin (N=186)	(95% CI)
237 (89.1%)	131 (89.1%)	(-6.8, 6.8)	279 (76.0%)	141 (75.8%)	(-7.7, 8.2)

Phase 3 Clinical Trial Comparing Dalbavancin to Linezolid for cSSSI Caused by Gram-positive Pathogens. The second Phase 3 clinical trial was a randomized, double-blind, controlled study that compared the clinical efficacy and safety of dalbavancin relative to linezolid in cSSSI caused by Gram-positive pathogens. A secondary objective was to compare microbiological efficacy and obtain pharmacokinetic and pharmacodynamic data for dalbavancin. Patients received either a 1,000 mg intravenous dose of dalbavancin on day 1 and a 500 mg dose on day 8, with a possible switch to an oral placebo given every twelve hours, or a 600 mg dose of intravenous linezolid every twelve hours, with a possible switch to a 600 mg dose of oral linezolid every twelve hours. In each case, dosing occurred over 14 days, and a total of 571 patients were dosed with dalbavancin. The trial was conducted at 65 sites in seven countries. The pre-specified non-inferiority margin in this trial was -12.5%. In this trial, dalbavancin met the primary endpoint of non-inferiority. Efficacy was assessed by determining clinical and microbiological responses at the end of therapy and at the test of cure visit, a subsequent visit 14 days later. The primary endpoint was based on an analysis of data on a per protocol basis in the clinically evaluable population at the test of cure visit, which includes data only from patients who complied with the trial protocol. Dalbavancin was effective in 88.9% of patients and linezolid was effective in 91.2% of patients. Based on an intent to treat analysis of data from this clinical trial, dalbavancin was effective in 76.5% of patients and linezolid was effective in 82.7% of patients. In connection with its review of the NDA for dalbavancin, the FDA conducted a separate analysis of the same data. The FDA reassessed, among other things, data from patients who were considered failures in the trial results submitted as part of the NDA. In the FDA’s analysis, dalbavancin was effective on a per protocol basis in 88.3% of patients and linezolid was effective in 89.6% of patients. Based on the FDA’s separate intent to treat analysis of data from this clinical trial, dalbavancin was effective in 73.2% of patients and linezolid was effective in 75.3% of patients. The tables below summarize the success rates of patients dosed with dalbavancin and linezolid on both a per protocol and intent to treat basis using the original trial protocol and the FDA’s separate analysis of the same data. The tables also show the 95% CI of non-inferiority of dalbavancin compared to linezolid.

Original Analysis

Per Protocol (Number (%) of Patients)			Intent to Treat (Number (%) of Patients)
Dalbavancin (N=434)	Linezolid (N=226)	(95% CI)	Dalbavancin (N=571)	Linezolid (N=283)	(95% CI)
386 (88.9%)	206 (91.2%)	(-7.3, 2.9)	437 (76.5%)	234 (82.7%)	(-12.0, - 0.3)

FDA Analysis

Per Protocol (Number (%) of Patients)			Intent to Treat (Number (%) of Patients)
Dalbavancin (N=392)	Linezolid (N=211)	(95% CI)	Dalbavancin (N=523)	Linezolid (N=263)	(95% CI)
346 (88.3%)	189 (89.6%)	(-6.9, 4.3)	383 (73.2%)	198 (75.3%)	(-8.8, 4.7)

Phase 3 Clinical Trial Comparing Dalbavancin to Vancomycin for Skin and Skin Structure Infections Known or Suspected to be Due to MRSA. The third Phase 3 clinical trial was a randomized, open-label controlled study that evaluated the clinical and microbiological efficacy, safety and tolerability of dalbavancin relative to vancomycin in the treatment of adults with skin and skin structure infections known or suspected to be due to MRSA. Patients received either a 1,000 mg intravenous dose of dalbavancin on day 1 and a 500 mg dose on day 8 or a 1,000 mg dose of intravenous vancomycin every twelve hours, with a possible switch to a 500 mg dose of oral cephalexin every six hours following parenteral therapy if the pathogen was susceptible. Dosing occurred over 14 days for patients with cSSSI and either 7 or 14 days for patients with uSSSI, and a total of 107 patients were dosed with dalbavancin. The trial was conducted at 22 sites in two countries. The pre-specified non-inferiority margin in this trial was -20.0%. In this trial, dalbavancin met the primary endpoint of non-inferiority. Efficacy was assessed by determining clinical and microbiological responses at the end of therapy and at the test of cure visit, a subsequent visit 14 days later. Based on the primary analysis of the data from this clinical trial performed on a per protocol basis, dalbavancin was effective in 89.9% and vancomycin was effective in 86.7% of patients. Based on an intent to treat analysis of data from this clinical trial, dalbavancin was effective in 86.0% of patients and vancomycin was effective in 65.3% of patients. The table below summarizes the success rates of patients dosed with dalbavancin and vancomycin on both a per protocol and intent to treat basis. The table also shows the 95% CI of non-inferiority of dalbavancin compared to vancomycin.

Per Protocol (Number (%) of Patients)			Intent to Treat (Number (%) of Patients)
Dalbavancin (N=79)	Vancomycin (N=30)	(95% CI)	Dalbavancin (N=107)	Vancomycin (N=49)	(95% CI)
71 (89.9%)	26 (86.7%)	(-13.0, 19.4)	92 (86.0%)	32 (65.3%)	(4.3, 37.0)

In the three completed Phase 3 clinical trials and in two previously completed Phase 2 clinical trials, dalbavancin exhibited a level of side effects that is typically lower than or equal to comparators. The integrated results from these trials are summarized below for each type of adverse event or serious adverse event, including deadly and life-threatening adverse events, by both the number and percent of patients exhibiting the corresponding adverse event after dosing with dalbavancin or the comparator used in the clinical trial. The first table below shows the adverse events occurring in greater than 2% of patients receiving dalbavancin or the comparator drug, by specific adverse event. Certain of the results do not include a listing of the sub-type of adverse event and are therefore “not otherwise specified”, or NOS. The second table below shows the total number of patients that experienced one or more adverse event or a serious adverse event while using dalbavancin or the comparator used in the clinical trial.

Adverse Events Occurring in More Than 2% of Patients Receiving Dalbavancin

Phase 2/3 Integrated Database

(Number (%) of Patients)

Adverse Event	Total Dalbavancin (N = 1126)	Total Comparator (N = 573)
Patients with at least one adverse event	585 (52.0%)	326 (56.9%)
Nausea	69 (6.1%)	47 (8.2%)
Diarrhea NOS	63 (5.6%)	39 (6.8%)
Headache	54 (4.8%)	33 (5.8%)
Constipation	40 (3.6%)	29 (3.3%)
Vomiting NOS	40 (3.6%)	26 (4.5%)
Urinary tract infection NOS	34 (3.0%)	12 (2.1%)
Anemia NOS	31 (2.8%)	12 (2.1%)
Rash NOS	29 (2.6%)	13 (2.3%)
Pruritus	25 (2.2%)	14 (2.4%)

Overview of Adverse Events

Phase 2/3 Integrated Database

(Number (%) of Patients)

Patients With:	Total Dalbavancin (N = 1126)	Total Comparator (N = 573)
At least one adverse event	585 (52.0%)	362 (56.9%)
At least one treatment-related adverse event	248 (22.0%)	157 (27.4%)
At least one serious adverse event	92 (8.2%)	54 (9.4%)
At least one treatment-related serious adverse event	2 (0.2%)	5 (0.9%)
At least one adverse event leading to discontinuation of study drug	39 (3.5%)	22 (3.8%)
Deaths	9 (0.8%)	7 (1.2%)
Deaths due to treatment-related adverse event	0	0

In the three completed Phase 3 clinical trials and two completed Phase 2 clinical trials, the duration of adverse events exhibited by dalbavancin tended to be shorter than or equal to the duration of the adverse events exhibited by comparators. The integrated results from these trials are summarized below for the percent of adverse events exhibited and the corresponding number of days for which that percent of adverse events was exhibited after dosing with dalbavancin or the comparator used in the clinical trial.

Overview of Duration of Adverse Events

Phase 2/3 Integrated Database

Future Clinical Development Plans

We are exploring development of dalbavancin in additional indications, as well as new formulations:

•

Osteomyelitis. Osteomyelitis is an infection of the bone that generally requires four to eight weeks of intravenous therapy. It can occur as a result of a bloodstream infection that subsequently seeds the bone or from penetration through the skin or contiguous structures, including as a consequence of trauma. Infections can be acute or chronic. Patients present with fever or chills, bone pain and malaise. The difficulty in achieving adequate antibiotic penetration of the bone requires a prolonged duration of intravenous therapy, usually for the duration of the treatment interval. In addition to disease in adults, we believe there is also a need for additional therapeutic options in pediatric patients with osteomyelitis that provides a favorable efficacy and safety profile, as well as increased compliance through weekly, directly observed dosing. The estimated patient population of osteomyelitis is approximately 200,000 patients annually in the United States. We believe dalbavancin’s intermittent dosing and bone penetration observed in in vivo preclinical testing may make it a suitable drug candidate for the treatment of osteomyelitis. We completed dosing in an eight-week, open-label Phase 1 clinical trial in connection with our development of dalbavancin for osteomyelitis. This trial enrolled a total of

18 healthy volunteers. Six subjects received dosing for four weeks, six subjects for six weeks and six subjects for eight weeks. The purpose of the trial was to assess the safety of longer term dosing of dalbavancin. We expect the results of this trial to be available in 2013.

In addition, we recently initiated a Phase 1 clinical trial to measure the penetration of dalbavancin into the bone. We expect the results of this trial to be available in 2014.

•

Diabetic Foot Infection. Diabetic foot infections, or DFI, are typically complicated by micro- and macro-arterial insufficiency, peripheral neuropathy and chronic neuropathic ulcers, and can involve deep tissues, including bones and joints. MRSA is involved in up to 23% of DFI. In more serious DFI, long term systemic antibacterial treatment of up to four weeks is often required, and longer courses are often indicated in DFI complicated by bone involvement. The estimated patient population of DFIs is approximately 340,000 patients annually in the United States. Because treatment of DFI with currently available treatment options requires up to four week dosing, we believe dalbavancin’s intermittent dosing schedule and the results from past clinical trials with respect to MRSA could make dalbavancin an attractive potential treatment for DFI.

•

Community-Acquired Bacterial Pneumonia Requiring Hospitalization. Community-acquired bacterial pneumonia, or CABP, is a leading cause of morbidity and mortality. Overall mortality from CABP remains relatively high, ranging from 5.1% for patients hospitalized or treated in an ambulatory setting to 36.5% for patients treated in an intensive care unit. The estimated patient population of CABP is approximately 5.6 million patients annually. We believe that dalbavancin’s potential benefits in the out-patient setting could avoid a hospital visit for CABP if the condition is otherwise manageable.

Commercialization Strategy and Organization

Given our stage of development, we have not yet established distribution capabilities and have just begun to establish a commercial organization. If approved, we intend to directly commercialize dalbavancin in the United States and Western Europe with a targeted hospital sales force and to use a variety of types of collaboration arrangements for commercialization in other markets. We have begun to establish a health resources group of regional medical directors with higher science degrees, including M.D.s, Ph.D.s and Pharm.D.s, to target the hospital, emergency room, and out-patient settings to understand ABSSSI treatment patterns, institutional economics and identify opportunities in these settings once dalbavancin is approved. Our regional medical directors will also work with hospitals, provider organizations and payors to demonstrate that use of dalbavancin may reduce the length of a patients’ hospital stay or avoid hospital admission altogether, which we believe would lower the total cost of treatment of ABSSSI when treated with dalbavancin. If dalbavancin is approved, we plan to have our sales force and other support organizations target all three settings simultaneously as we believe there is significant overlap in the target audience in each setting.

We expect that our health resources group will work with doctors in the infectious disease field to answer questions regarding dalbavancin’s clinical results, conduct medical education events regarding the emerging science regarding dalbavancin’s pharmacokinetic profile and build awareness of dalbavancin. If dalbavancin is approved by the FDA, we plan to build a commercial infrastructure to launch dalbavancin in the United States. We expect to direct our sales and marketing efforts at the approximately 2,000 hospitals and out-patient acute care settings that we believe account for a substantial majority of the potential market for dalbavancin. We expect that our commercial infrastructure would be comprised of a targeted hospital sales force led by several experienced sales management personnel, an internal marketing and medical affairs staff, a reimbursement support team, a hospital formulary specialist team and a specialty distribution team. We estimate that an initial sales force of approximately 100 representatives could successfully target key institutions, out-patient clinics, emergency rooms and ambulatory treatment centers.

At the time of expected approval, we plan to have in place a patient support group to assist patients with information requests, reimbursement logistics and assistance, and provide educational materials. We expect that our sales infrastructure will also include managed markets personnel to establish and direct reimbursement activities with third-party payors, such as managed care organizations, group-purchasing organizations, infectious disease group networks and government accounts. We may need to hire personnel to fill some of these functions in advance of the anticipated approval date.

We currently intend to focus our initial commercial efforts on the U.S. and Western European markets, which we believe represent the largest market opportunities for dalbavancin. In addition, we believe that Eastern Europe, Asia and Latin America represent significant opportunities because of the particular importance of out-patient treatment settings in these markets. Although we are currently evaluating our commercialization strategy outside the United States and Western Europe, we intend to seek to commercialize dalbavancin in these markets through a variety of types of collaboration arrangements with leading pharmaceutical and biotechnology companies.

Intellectual Property

We strive to protect the proprietary technology that we believe is important to our business, including seeking and maintaining patents intended to cover our product candidates and compositions, their methods of use and processes for their manufacture and any other inventions that are commercially important to the development of our business. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

Our success will significantly depend on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, defend and enforce our patents, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on know-how and continuing technological innovation to develop and maintain our proprietary position.

As of December 31, 2012, our dalbavancin patent portfolio included four issued U.S. patents, two U.S. patent applications and foreign counterparts to these patents and patent applications. The dalbavancin patent portfolio is owned by our wholly-owned subsidiary, Vicuron, and licensed to our wholly-owned subsidiary, Durata Therapeutics Holding C.V. The four issued U.S. patents in this portfolio consist of two method-of-treatment patents, a dosage-form patent and a formulation patent, all of which have statutory expiration dates in 2023. The method-of-treatment patents claim a once-weekly dalbavancin regimen. In particular, they recite methods comprising the administration of at least two doses of dalbavancin to treat a bacterial infection, the amount of the doses and the interval between doses. The related pending U.S. applications also relate to methods of treatment and dosage forms. Any U.S. patents that may issue from these applications would have a statutory expiration date in 2023. Patent protection is not available for composition-of-matter claims that only recite the active pharmaceutical ingredient for dalbavancin.

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug, biological product or medical device approved pursuant to a pre-market approval, or PMA, may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. The length of the patent term extension is related to the length of time the drug is under regulatory review while the patent is in force. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration date set for the patent. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be granted an extension and only those claims reading on the approved drug are extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug.

We own worldwide commercial rights to dalbavancin. Our worldwide rights are royalty free, other than in Japan, where we are obligated to pay royalties on net sales of dalbavancin. We will also owe a single milestone payment following the first commercial sale of dalbavancin in the United States or one of five major European markets, which we have the right to defer for up to five years. Our dalbavancin rights include four U.S. patents covering dalbavancin’s use and formulation. Although each of these patents is scheduled to expire in 2023, any one, but not all, of these U.S. patents may be eligible for patent term extension. Moreover, if and when dalbavancin receives approval by the FDA, we expect to apply to list each of the issued patents that cover the approved dalbavancin formulation and method of use in the Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book.

We rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets can be difficult to protect. We seek to protect our trade secrets and proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting trade secrets, know-how and inventions.

Acquisition of Vicuron From Pfizer

In December 2009, we acquired all of the outstanding shares of capital stock of Vicuron from Pfizer. We paid total up-front consideration of $10 million for the Vicuron shares and dalbavancin inventory that we acquired pursuant to a separate inventory transfer agreement with Pfizer Overseas LLC. In March 2011, Pfizer refunded to us $6 million of the initial purchase price under the terms of our stock purchase agreement, based on documentation we provided that supported the position that marketing approval for dalbavancin required more than one new Phase 3 clinical trial. Following the first commercial sale of dalbavancin for the treatment of ABSSSI in the United States, the United Kingdom, Germany, Italy, Spain or France, we are obligated to pay Pfizer an additional milestone payment of $25 million. However, at our sole discretion, we may elect to defer the milestone payment for a period of up to five years if we deliver to Pfizer a promissory note for the full amount of such milestone payment. Interest on the outstanding principal amount of the promissory note will accrue at a rate of 10% per annum, compounded annually. We also have the option, in our sole discretion, exercisable at any time before a specified date following the FDA’s acceptance of our NDA for dalbavancin to make a one-time payment to Pfizer of $20 million in lieu of, and in full satisfaction of, our obligation to pay the $25 million milestone payment. Prior to paying the milestone payment to Pfizer, we may effect a change of control, as defined in the stock purchase agreement with Pfizer, or sell, exclusively license or otherwise transfer all or substantially all of our or Vicuron’s rights, title and interest in and to dalbavancin only if such transaction is with a qualified successor or with Pfizer’s prior written consent. For purposes of the stock purchase agreement, a qualified successor is a company with a specified market capitalization, tangible net worth and debt to equity ratio. If Pfizer consents to a transaction with a company that is not a qualified successor, the interest rate on the promissory note with respect to the $25 million milestone payment will increase to 14% per annum.

Acquisition of Dalbavancin Commercial Rights in Japan From RaQualia Pharma Inc.

In December 2010, we acquired from RaQualia Pharma Inc., or RaQualia, rights to commercialize dalbavancin in Japan, which Pfizer had previously granted to RaQualia pursuant to a marketing rights agreement. We paid RaQualia up-front consideration of $350,000 for the termination of the marketing rights agreement. Following the first receipt of the first regulatory approval for dalbavancin in Japan, we are obligated to pay RaQualia an additional milestone payment of $2 million. We also agreed to pay RaQualia high single digit royalties of net sales of dalbavancin in Japan until the later of the tenth anniversary of the first commercial sale of dalbavancin in Japan and the last expiration of all patents owned by Durata or Vicuron as of December 2010 that cover the sale of dalbavancin in Japan. If we fail to use reasonable efforts to file a regulatory approval application in Japan for dalbavancin within a specified time, RaQualia has the right to regain commercial rights to dalbavancin in Japan.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our clinical experience and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

The key competitive factors affecting the success of dalbavancin, if approved, are likely to be its efficacy, safety, convenience, price, use in out-patient settings, the level of generic competition and the availability of reimbursement from government and other third party payors.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. In addition, our ability to compete may be affected because in many cases insurers or other third party payors seek to encourage the use of generic products. Our industry is highly competitive and is currently dominated by generic vancomycin, which generated sales of approximately $189 million in the United States in 2011 and represented a majority of courses prescribed. Additional products are expected to become available on a generic basis over the coming years. If dalbavancin is approved, we expect that it will be priced at a significant premium over competitive generic products.

Our potential competitors include large pharmaceutical and biotechnology companies, and specialty pharmaceutical and generic drug companies, including Pfizer, which markets Zyvox (linezolid) and Tygacil (tigecycline), Cubist Pharmaceuticals, Inc., which markets Cubicin (daptomycin), Theravance, Inc., which markets Vibativ (telavancin), Forest Laboratories, Inc., which markets Teflaro (ceftaroline), Sanofi-Aventis Ltd., which markets Targocid (teicoplanin), and various producers of generic vancomycin. Further, we expect that product candidates currently in late stage development, or that could enter late stage clinical development in the near future, may represent significant competition if approved. These include oritavancin (under development by The Medicines Company for administration in a single dose with a three-hour infusion time), tedizolid phosphate (under development by Trius Therapeutics, Inc.), fusidic acid (under development by Cempra, Inc.), delafloxin (under development by Rib-X Pharmaceuticals, Inc.), PTK 0796 (under development by Paratek Pharmaceuticals, Inc.), BC-3781 (under development by Nabriva Therapeutics AG), TP-434 (under development by Tetraphase Pharmaceuticals, Inc.) and JNJ-Q2 (under development by Furiex Pharmaceuticals, Inc.). Many of these companies may have significantly greater resources than we have. If approved, we believe that dalbavancin’s features, including its convenient dosing, compliance and efficacy with respect to MRSA, will differentiate it from existing products currently marketed for the treatment of ABSSSI.

Manufacturing and Supply

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

We currently rely on one third-party manufacturer to supply us with dalbavancin drug substance and another third-party manufacturer to conduct fill and finish services. Our third-party manufacturers have successfully manufactured clinical supplies of dalbavancin meeting all of our release specifications. We believe that both of our current manufacturers are capable of producing commercial quantities of dalbavancin.

We have entered into a supply agreement with Gnosis Bioresearch srl., or Gnosis, to supply us with the drug substance for dalbavancin in the form of injectable grade powder. We previously obtained our supplies of drug substance from Gnosis on a purchase order basis. Under this agreement, Gnosis is required to manufacture and supply and we are required to purchase specified minimum annual purchase volumes of drug substance at specified prices. Gnosis has agreed to produce a specified percentage of our worldwide demand for drug substance.

The agreement expires on June 12, 2017, subject to automatic renewal for successive two-year periods. Either party may elect not to renew the agreement by providing 12 months prior written notice before the end of the initial term or the then-current renewal term. Either party may terminate the agreement for the other party’s uncured material breach or upon the occurrence of specified bankruptcy events.

If Gnosis should become unavailable to us for any reason for the supply of drug substance, we believe that there are a number of potential replacements, although we might incur some delay in identifying or qualifying such replacements. In the event Gnosis breaches its supply obligations as specified in the agreement, we may engage an alternate supplier to supply us with drug substance until Gnosis demonstrates to our reasonable satisfaction that Gnosis has fully remedied such supply failure. Gnosis must reasonably assist us in establishing and validating such alternative supplier, including providing consulting assistance and conducting a technology transfer with respect to the manufacturing process for drug substance.

The agreement includes customary supply terms, including product specifications, price, payment terms, requirements forecasting, delivery mechanics and quality assurance. Under the agreement, we have also negotiated a technical and quality agreement pursuant to which Gnosis will conduct all quality control and release testing for drug substance.

We have identified a possible secondary supplier of drug substance and are currently engaged in a technology transfer process with this manufacturer.

We have entered into a development and supply agreement with Hospira Worldwide, Inc., or Hospira, for our fill and finish services. Under this agreement, Hospira is required to supply and we are required to purchase a specified percentage of our commercial requirements of dalbavancin. We are also required to pay Hospira development fees based on the occurrence of specified milestone events. The agreement expires five years after the first commercial sale of dalbavancin, subject to an automatic renewal for an indefinite period. Either party may terminate the agreement with 24 months prior notice before the end of the initial term or during the renewal term. In addition, either party may terminate the product development activities under the agreement following consultation with the other party if the terminating party determines that the development of dalbavancin is not technically or commercially feasible using commercially reasonable efforts. Either party may terminate the agreement with six months prior notice if dalbavancin has not received regulatory approval by December 31, 2015. Finally, either party may terminate the agreement for the other party’s uncured material breach or upon the occurrence of specified bankruptcy events.

If Hospira should become unavailable to us for any reason for fill and finish services, we believe that there are a number of potential replacements, although we might incur some delay in identifying or qualifying such replacements. The agreement includes customary supply terms, including product specifications, batch size requirements, price, payment terms, requirements forecasting, delivery mechanics and quality assurance.

Prior to the time of expected approval of dalbavancin, we intend to have quantities of drug supply manufactured sufficient to meet demand for the first year following commercial launch. We believe this approach will decrease the risk inherent in relying on third-party manufacturers. All lots of drug substance and drug products used in clinical trials are manufactured under current good manufacturing practices.

Government Regulation and Product Approval

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, including any manufacturing changes, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, import and export of pharmaceutical products such as those we are developing. The processes for obtaining regulatory approvals in the United States and in foreign countries, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.

U.S. Drug Approval Process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin;

•	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;

•

performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug or biological product for each indication;

•	submission to the FDA of a new drug application, or NDA;

•	satisfactory completion of an FDA advisory committee review, if applicable;

•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP, and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA.

Preclinical Studies

Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess its potential safety and efficacy. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. Some preclinical testing may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their ClinicalTrials.gov website.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

Phase 1: The drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.

Phase 2: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

Phase 3: The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

Special Protocol Assessment

The special protocol assessment process is designed to facilitate the FDA’s review and approval of drugs by allowing the FDA to evaluate the proposed design and size of phase 3 clinical trials that are intended to form the primary basis for determining a drug product’s efficacy. Upon specific request by a clinical trial sponsor, the FDA will evaluate the protocol and respond to a sponsor’s questions regarding, among other things, primary efficacy endpoints, trial conduct and data analysis, within 45 days of receipt of the request. The FDA ultimately assesses whether the protocol design and planned analysis of the trial adequately address objectives in support of a regulatory submission. All agreements and disagreements between the FDA and the sponsor regarding an SPA must be clearly documented in an SPA letter or the minutes of a meeting between the sponsor and the FDA. We conducted each of our recently completed Phase 3 clinical trials pursuant to SPAs with the FDA, based on draft guidance issued by the FDA in 2010 for the development of drugs to treat ABSSSI.

Even if the FDA agrees to the design, execution and analyses proposed in protocols reviewed under the special protocol assessment process, the FDA may revoke or alter its agreement under the following circumstances:

•	public health concerns emerge that were unrecognized at the time of the protocol assessment;

•	a sponsor fails to follow a protocol that was agreed upon with the FDA;

•	the relevant data, assumptions, or information provided by the sponsor in a request for an SPA change, are found to be false statements or misstatements, or are found to omit relevant facts; or

•	the FDA and the sponsor agree in writing to modify the protocol and such modification is intended to improve the study.

Marketing Approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under the PDUFA guidelines that are currently in effect, the FDA has a goal of twelve months from the date of the receipt of a standard non-priority NDA to review and act on the submission, or eight months for a priority NDA. In November 2012, the FDA designated dalbavancin as a QIDP. The QIDP designation provides for priority review by the FDA, eligibility for “fast-track” status, and extension of statutory exclusivity periods with respect to the product for an additional five years upon FDA approval of the product for the treatment of ABSSSI.

In addition, under the Pediatric Research Equity Act of 2003, or PREA, as amended and reauthorized by the Food and Drug Administration Amendments Act of 2007, or FDAAA, an NDA or supplement to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.

Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.

The FDA also may require submission of a risk evaluation and mitigation strategy, or REMS, plan to mitigate any identified or suspected serious risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the

FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity. The FDA is required to refer an application for a novel drug to an advisory committee or explain why such referral was not made. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.

The testing and approval process requires substantial time, effort and financial resources, and each may take several years to complete. Data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis, or at all.

If the FDA’s evaluation of the NDA and inspection of the manufacturing facilities are favorable, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing in order for FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. The FDA previously issued three approvable letters (predecessors to current “complete response” letters) regarding dalbavancin as further described in Dalbavancin—Overview.

Even if the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Special FDA Expedited Review and Approval Programs

The FDA has various programs, including fast track designation, accelerated approval and priority review, that are intended to expedite or simplify the process for the development and FDA review of drugs that are intended for the treatment of serious or life threatening conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious aspect of a serious or life threatening condition and will fill an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors.

The FDA may give a priority review designation to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. A priority review means that the goal for the FDA to review an application is eight months, rather than the standard review of twelve months under current PDUFA guidelines. Most products that are eligible for fast track designation are also likely to be considered appropriate to receive a priority review. The FDA designated dalbavancin as a QIDP. The QIDP designation provides for priority review by the FDA, eligibility for “fast-track” status, and extension of statutory exclusivity periods with respect to the product for an additional five years upon FDA approval of the product for the treatment of ABSSSI.

In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to validate and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug may be subject to accelerated withdrawal procedures.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

Exclusivity and Approval of Competing Products

Hatch-Waxman Exclusivity

Market and data exclusivity provisions under the FDCA can delay the submission or the approval of certain applications for competing products. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company that references the previously approved drug. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA, or supplement to an existing NDA or 505(b)(2) NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant, are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages, strengths or dosage forms of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for generic versions of the original, unmodified drug product. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent exclusivity periods described above. This six-month exclusivity may be granted based on the voluntary completion of a pediatric study or studies in accordance with an FDA-issued “Written Request” for such a study or studies.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years. For purposes of small molecule drugs, the FDA defines “same drug” as a drug that contains the same active moiety and is intended for the same use as the previously approved orphan drug. For purposes of large molecule drugs, the FDA defines “same drug” as a drug that contains the same principal molecular structural features, but not necessarily all of the same structural features, and is intended for the same use as the drug in question. Notwithstanding the above definitions, a drug that is clinically superior to an orphan drug will not be considered the “same drug” and thus will not be blocked by orphan drug exclusivity.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the drug to meet the needs of patients with the rare disease or condition.

The FDA also administers a clinical research grants program, whereby researchers may compete for funding to conduct clinical trials to support the approval of drugs, biologics, medical devices, and medical foods for rare diseases and conditions. An application for an orphan grant should propose one discrete clinical study to facilitate FDA approval of the product for a rare disease or condition. The study may address an unapproved new product or an unapproved new use for a product already on the market.

Qualified Infectious Disease Product Exclusivity

Under the Generating Antibiotic Incentives Now, or GAIN, provisions of the FDA Safety and Innovation Act, which was signed into law in July 2012, the FDA may designate a product as a “qualified infectious disease product.” In order to receive this designation, a drug must qualify as an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by either (1) an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens, or (2) a so-called “qualifying pathogen” found on a list of potentially dangerous, drug-resistant organisms to be established and maintained by the FDA under the new law. A sponsor must request designation before submitting a marketing application. In November 2012, the FDA designated dalbavancin as a QIDP.

Upon approving an application for a qualified infectious disease product, the FDA will extend by an additional five years any non-patent marketing exclusivity period awarded, such as a five-year exclusivity period awarded for a new molecular entity. This extension is in addition to any pediatric exclusivity extension awarded, and the extension will be awarded only to a drug first approved on or after the date of enactment. The GAIN provisions prohibit the grant of an exclusivity extension where the application is a supplement to an application for which an extension is in effect or has expired, is a subsequent application for a specified change to an approved product, or is an application for a product that does not meet the definition of qualified infectious disease product based on the uses for which it is ultimately approved.

Foreign Regulation

In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

European Union Drug Approval Process

To obtain marketing approval of a drug under European Union regulatory systems, we may submit MAAs either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The centralized procedure is compulsory for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, and products with a new active substance indicated for the treatment of certain diseases, and optional for those products that are highly innovative or for which a centralized process is in the interest of patients. We intend to submit an MAA for dalbavancin to the EMA under the centralized procedure. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Scientific Advice Working Party of the Committee of Medicinal Products for Human Use, or the CHMP). Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, defined by three cumulative criteria: the seriousness of the disease, such as heavy disabling or life-threatening diseases, to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days.

The decentralized procedure provides for approval by one or more other, or concerned, member states of an assessment of an application performed by one member state, known as the reference member state. Under this procedure, an applicant submits an application, or dossier, and related materials, including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points may eventually be referred to the European Commission, whose decision is binding on all member states.

For the EMA, a Pediatric Investigation Plan, or a request for waiver or deferral, is required for submission prior to submitting an MAA for use for drugs in pediatric populations.

In the European Union, new chemical entities qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the European Union from assessing a generic (abbreviated) application for eight years, after which generic marketing authorization can be submitted but not approved for two years. Even if a compound is considered to be a new chemical entity and the sponsor is able to gain the prescribed period of data exclusivity, another company nevertheless could also market another version of the drug if such company can complete a full MAA with a complete human clinical trial database and obtain marketing approval of its product.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any drug products for which we may obtain regulatory approval. Sales of any of our product candidates, if approved, will depend, in part, on the extent to which the costs of the products will be covered by third-party payors, including government health programs such as Medicare and Medicaid, commercial health insurers and managed care organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the price or payment rate that the payor will use to reimburse for the drug product once coverage is approved. Third party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the approved drugs for a particular indication.

In order to secure coverage and payment for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Our product candidates may not be considered medically necessary or cost-effective by government or private third-party payor decision makers. A payor’s decision to provide coverage for a drug product does not imply that an adequate payment rate will be approved. Third party reimbursement may not be sufficient to enable us to maintain price levels high enough to realize an appropriate return on our investment in product development.

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Third party payors are increasingly challenging the prices of medical products and corresponding services and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not provide coverage to our products after approval as a benefit under their health insurance plans or, if they do, the level of payment may not be adequate to allow us to sell our products at a profit. In addition, and in order to be considered for coverage and payment, all third-party payors in the U.S. require that health care providers use unique codes to identify the product and service rendered when billing for such products and services. Codes unique to pharmaceutical product, such as our lead product candidate, are only available after a twelve-month coding application and review process by the Centers for Medicare and Medicaid Services (CMS), which commences in January of each year post FDA approval of the product. In the absence of a unique code for a pharmaceutical product post commercial launch, and in the interim, it is standard practice for health care providers in the U.S. to use a temporary code when billing third-party payors to describe the pharmaceutical product rendered.

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Adoption of such controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals such as the drug product candidates that we are developing and could adversely affect our net revenue and results.

Pricing and reimbursement requirements vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies. For example, the European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a drug product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. There can be no assurance that any country that has price controls or reimbursement limitations for drug products will allow favorable reimbursement and pricing arrangements for any of our products.

The marketability and adoption of any products for which we receive regulatory approval for commercial sale may suffer if the government and private third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on drug pricing. Coverage policies, third-party payment rates and drug pricing regulation may change at any time. In particular, the Patient Protection and Affordable Care Act, or PPACA, and a related reconciliation bill, which we collectively refer to as the Affordable Care Act or ACA, contain provisions that may reduce the profitability of drug products, including, for example, increased rebates for covered out-patient drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries, and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Even if favorable coverage and adequate payment status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and payment rates may be implemented in the future.

New Legislation and Regulations

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing and marketing of products regulated by the FDA. For example, the FDAAA and PPACA provisions discussed above were enacted in 2007 and 2010, respectively. In addition to new legislation, FDA regulations and policies are often revised or interpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative changes will be enacted, or FDA regulations, guidance, policies or interpretations changed or what the impact of such changes, if any, may be.

Healthcare Law and Regulation

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we may obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•

the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under federally funded healthcare programs such as Medicare and Medicaid;

•

the federal False Claims Act imposes civil penalties, and provides for civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

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

•

the federal transparency requirements under the Health Care Reform Law will require manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests; and

•

analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.

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

Legal Proceedings

We are not currently subject to any material legal proceedings.

Employees

As of December 31, 2012, we had 39 employees, of whom 38 were employed on a full-time basis. All of our employees are engaged in administration, finance, clinical, regulatory, manufacturing, medical affairs, sales and marketing, and business development functions. We believe our relations with our employees are good. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference.

Our Corporate Information

We were incorporated under the laws of the State of Delaware on November 4, 2009, under the name Durata Therapeutics, Inc. Our principal executive offices are located at 200 South Wacker Street, Suite 2550, Chicago, IL 60606. Our telephone number is (312) 219-7000. We maintain a website at www.duratatherapeutics.com.

Additional Information

We make available, free of charge on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the Securities and Exchange Commission, or SEC. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. The information contained on, or that can be accessed through, our website is not a part of or incorporated by reference in this Annual Report on Form 10-K.

Item 1A.	Risk Factors

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $62.5 million for the year ended December 31, 2012 and $33.0 million for the year ended December 31, 2011. As of December 31, 2012, we had a deficit accumulated during the development stage of $107.3 million. To date, we have not generated any revenues, and through December 31, 2012, have financed our operations primarily through private placements of our preferred stock and an initial public offering of our common stock. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter.

We anticipate that we will continue to incur significant expenses in connection with evaluating the results of our recently completed Phase 3 clinical trials of our lead product candidate, dalbavancin, for the treatment of patients with acute bacterial skin and skin structure infections, or ABSSSI, seeking marketing approval for dalbavancin, manufacturing drug product, and establishing our commercial organization. In addition, if we obtain marketing approval of dalbavancin, we expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses. Our expenses also will increase if and as we:

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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval for and commercialize dalbavancin. This will require us to be successful in a range of challenging activities, including:

•	subject to positive results from our recently completed Phase 3 clinical trials, applying for and obtaining marketing approval for dalbavancin;

•	protecting our rights to our intellectual property portfolio related to dalbavancin;

•	contracting for the manufacture of commercial quantities of dalbavancin; and

•	establishing sales, marketing and distribution capabilities to effectively market and sell dalbavancin in the United States and Western Europe.

We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business or continue our operations. A decline in the value of our company could also cause shareholders to lose all or part of their investment.

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

We expect to continue to incur significant expenses in connection with our ongoing activities, particularly as we evaluate the results of our recently completed Phase 3 clinical trials, seek marketing approval for dalbavancin and, possibly, other product candidates, manufacture drug product, and establish our commercial organization. In addition, if we obtain marketing approval for dalbavancin, or any other product candidate that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Furthermore, we have begun to incur additional costs associated with operating as a public company. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We expect that our existing cash and cash equivalents and short-term investments as of December 31, 2012 will enable us to sustain our operations through mid-2014. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. This estimate assumes, among other things, that, at our sole discretion pursuant to the terms of our agreement with Pfizer, we elect to defer for a period of up to five years payment of the $25 million milestone that we will become obligated to pay upon the first commercial sale of dalbavancin by delivering to Pfizer a promissory note for such amount. Interest on the outstanding principal amount of the promissory note will accrue at a rate of 10% per annum, compounded annually. Our future capital requirements will depend on many factors, including:

•	the results of our recently completed Phase 3 clinical trials of dalbavancin;

•	the costs, timing and outcome of regulatory review of dalbavancin;

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

Our indebtedness may limit cash flow available to invest in the ongoing needs of our business.

On March 5, 2013, we and certain of our subsidiaries entered into a loan and security agreement, or loan agreement, with Oxford Finance LLC, or Oxford, pursuant to which, subject to the conditions to borrowing thereunder, our wholly-owned Dutch subsidiaries may borrow an aggregate principal amount of up to $20.0 million. Any amount borrowed under our loan agreement will be guaranteed by us and certain of our subsidiaries. We may borrow all or part of the amount available under the term loans and could in the future incur additional indebtedness beyond such amount.

Our debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

•

requiring us to dedicate a substantial portion of cash flow from operations to the payment of interest on, and principal of, our debt, which will reduce the amounts available to fund working capital, capital expenditures, product development efforts and other general corporate purposes;

•	increasing our vulnerability to adverse changes in general economic, industry and market conditions;

•	obligating us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

We intend to satisfy our current and future debt service obligations with our cash and cash equivalents and short-term investments and funds from external sources. However, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt. Funds from external sources may not be available on acceptable terms, if at all. In addition, a failure to comply with the covenants under our debt instruments could result in an event of default under those instruments. In the event of an acceleration of amounts due under our debt instruments as a result of an event of default, we may not have sufficient funds and may be unable to arrange for additional financing to repay our indebtedness, and the lenders could seek to enforce security interests in the collateral securing such indebtedness. In addition, the covenants under our debt instruments and the pledge of our assets as collateral limit our ability to obtain additional debt financing.

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

We have invested a significant portion of our efforts and financial resources in the development of dalbavancin for the treatment of patients with ABSSSI. Our ability to generate product revenues, which we do not expect will occur before 2014, at the earliest, will depend heavily on our obtaining marketing approval for and commercializing, dalbavancin. The success of dalbavancin will depend on several factors, including the following:

•	the results of our recently completed Phase 3 clinical trials of dalbavancin;

•	receipt of marketing approvals from applicable regulatory authorities;

•	making arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity;

•	protecting our rights in our intellectual property portfolio;

•	launching commercial sales of dalbavancin, if and when approved, whether alone or in collaboration with others;

•	acceptance of dalbavancin, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies; and

•	a continued acceptable safety profile of dalbavancin following approval.

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

For example, based on the available top-line data we have reviewed, we believe that we have met the primary efficacy endpoint of non-inferiority in each of our two recently completed Phase 3 clinical trials. However, final results from these two clinical trials may not support this conclusion.

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

•

the number of patients required for future clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

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

For example, following an interim analysis of 60% of the blinded enrolled patients in the second of our two recently completed Phase 3 clinical trials of dalbavancin and based on the advice of our independent data monitoring committee which was charged with assessing the pooled and blinded early response rate, we enrolled an additional 184 patients in the second trial in order to maintain the original degree of statistical power specified in the trial protocol. A similar interim analysis of 60% of the blinded enrolled patients in the first of our two recently completed Phase 3 clinical trials of dalbavancin indicated that we did not need to increase the number of patients we had intended to enroll in the first trial. Although the increase in the number of patients in the second of our two recently completed trials did not delay our anticipated development and approval timelines for dalbavancin, other developments could nonetheless cause our expectations to change.

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

If we experience delays or difficulties in the enrollment of patients in future clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

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

For example, although data from completed clinical trials for dalbavancin suggest that dosing should be adjusted for patients with severe renal impairment to maintain appropriate drug concentration and exposure rather than as a response to any safety concern, final results from our recently completed Phase 3 clinical trials may not support this conclusion. In addition, changes in blood glucose levels have been observed in clinical trials of dalbavancin.

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

In 2012, we began to build our commercialization and marketing infrastructure. However, we have no prior experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must continue to develop a sales and marketing organization or outsource these functions to third parties. We began to build our commercial organization for dalbavancin in the United States. Ultimately, we expect that our commercial organization will include a targeted hospital sales force, a marketing and medical affairs staff, a reimbursement support team, a hospital formulary specialist team and a specialty distribution team. Although we are currently evaluating our commercialization strategy outside the United States and Western Europe, we expect that we would commercialize dalbavancin in other markets through a variety of types of collaboration arrangements with leading pharmaceutical and biotechnology companies.

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

Our ability to commercialize dalbavancin or any other product candidate successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will cover and pay for and, in doing so, establish payment levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of payment for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for dalbavancin or any other product that we commercialize and, if reimbursement is available, the level of payment. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside the United States. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement schemes and payment rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on payment levels already set for lower cost drugs, and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Private third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and adequate payment rates from both government-funded and private third-party payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to in-license or acquire the relevant products or product candidates on terms that would allow us to make an appropriate return on our investment. Furthermore, we may be unable to identify suitable products or product candidates within our area of focus. If we are unable to successfully obtain rights to suitable products or product candidates, our business, financial condition and prospects for growth could suffer.

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

The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. Assuming the other requirements for patentability are met, currently, in the United States, the first to make the claimed invention is entitled to the patent, while outside the United States, the first to file a patent application is entitled to the patent. In March 2013, the United States will transition to a first inventor-to-file system in which, assuming the other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Moreover, we may be subject to a third party preissuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, reexamination, inter partes review or interference proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. In November 2012, the FDA designated dalbavancin as a QIDP. This designation provides 10 years of exclusivity in the United States if FDA approves dalbavancin for the treatment of ABSSSI.

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

For example, between 2005 and 2007, the FDA issued three approvable letters relating to the NDA filed in December 2004 for dalbavancin, and in September 2008, Pfizer globally withdrew all marketing applications for dalbavancin. In general, approvable letters identify issues that must be addressed in order to obtain approval of a pending NDA. The first two approvable letters raised, in part, open items on the manufacturing process of dalbavancin. After addressing the first approvable letter by making changes to the manufacturing process, Pfizer made additional changes to the manufacturing process, resulting in a second approvable letter. Because of the close scrutiny by the FDA in the prior review, as well as questions raised in these prior approvable letters, regarding the manufacturing process for dalbavancin active pharmaceutical ingredient, or API, we expect the manufacture of dalbavancin again may be a focus of the FDA’s review of our planned NDA submission. The dalbavancin API manufacturing process is complicated and the Gnosis facility has only made a small amount in the past two to five years. We are working closely with Gnosis and several consultants on every aspect of the process to obtain the data we need for our planned NDA submission and review. We plan to submit data from several non-cGMP batches of previously manufactured API, for the sole purpose of meeting long-term stability requirements. These batches are not intended for clinical or commercial use. During the FDA’s review, as part of the rolling submission we have been granted, we intend to submit data from new batches of dalbavancin API currently being produced to satisfy registration requirements and provide further stability data, if required. The third approvable letter in part requested that Pfizer justify the non-inferiority margin used for the then-current Phase 3 clinical trial comparing dalbavancin and cefazolin. In addition, the European Medicines Agency, or EMA, questioned the approvability of Pfizer’s marketing authorization application based on remaining objections that a single pivotal trial in complicated skin and skin structure infections did not provide sufficiently robust data and that patients enrolled in the trial were not sick enough to support use in the desired indication. The FDA and the EMA may identify additional issues as their review of our current or future applications proceeds.

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

We recently completed our Phase 3 clinical trial program for dalbavancin pursuant to special protocol agreements, or SPAs, with the FDA based on draft guidance issued by the FDA in 2010 for the development of drugs to treat ABSSSI. We also designed our recently completed Phase 3 clinical trials based on scientific advice that we received from the EMA in December 2010 to meet the regulatory filing requirements for dalbavancin in the European Union. Once the FDA and an applicant reach an agreement under the special protocol assessment process regarding the design and size of a clinical trial, the agreements generally cannot be changed after the clinical trial begins. However, the FDA may revoke or alter an agreement under defined circumstances, such as changes in the relevant data or assumptions provided by the sponsor or the emergence of new public health concerns. A revocation or alteration in our existing SPAs could significantly delay or prevent approval of our application. In addition, any significant change to the protocols for a clinical trial subject to an SPA would require prior FDA approval, which could delay implementation of such a change and the conduct of the related clinical trial. Our SPAs with the FDA and the scientific advice from the EMA do not ensure that dalbavancin will receive marketing approval or that the approval process will be faster than conventional regulatory procedures or other timeline that has been approved by the FDA.

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

We are highly dependent on Paul R. Edick, our Chief Executive Officer, Corey N. Fishman, our Chief Operating Officer and Chief Financial Officer, Michael Dunne, our Chief Medical Officer, and John Shannon,

our Chief Marketing Officer, as well as the other principal members of our management and scientific teams. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our development and commercialization objectives.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, as an emerging growth company, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm until we are no longer an emerging growth company. To achieve compliance with Section 404 within the prescribed period, we will be engaged in, and as of December 31, 2012 have begun, a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of January 31, 2013, we had outstanding 18,375,879 shares of common stock, including the shares that we sold in our initial public offering, which may be resold in the public market immediately without restriction, unless purchased by our affiliates. Of the remaining shares, 13,440,179 shares are currently restricted as a result of securities laws. Moreover, holders of an aggregate of 9,593,635 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In October 2012, we registered all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate and commercial headquarters are located in Chicago, Illinois where we occupy approximately 10,300 square feet of office space under a lease that expires in 2018. We also occupy approximately 17,800 square feet of office space in Branford, Connecticut, which provides space for our research and development, clinical and regulatory functions. The lease on this property expires in 2018.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

Market Information

Our common stock has been publicly traded on the NASDAQ Global Market under the symbol “DRTX” since July 19, 2012. Prior to that time, there was no public market for our common stock.

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market:

	High	Low
Third Quarter (July 19, 2012 – September 30, 2012)	10.50	6.68
Fourth Quarter	10.63	6.75

Holders

As of January 31, 2013, there were 15 holders of record of our common stock. This number does not include beneficial owners whose shares are held in street name.

Dividends

We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold by us during 2012 that were not registered under the Securities Act of 1933, as amended, or the Securities Act. Also included is the consideration, if any, received by us for the securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

Issuances of securities

In March 2012, we sold an aggregate of 22 million shares of our series A preferred stock at a price per share of $1.00 for an aggregate purchase price of $22 million.

On March 5, 2013, we and certain of our subsidiaries entered into a loan and security agreement, or loan agreement, with Oxford Finance LLC, or Oxford, pursuant to which, subject to the conditions to borrowing thereunder, our wholly-owned Dutch subsidiaries may borrow an aggregate principal amount of $20.0 million. In connection with the loan agreement, we agreed to grant Oxford warrants for the purchase of an amount of common stock equal in value to 2.95% of the funded loan amount, with a purchase price per share equal to the average price per share of our common stock for the three days preceding the funding of the applicable loan. The warrants will be exercisable for seven years from the date of issuance.

No underwriters were involved in the foregoing sales of securities. The securities were issued to investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. All purchasers of the securities described above represented to us in connection with their purchase that they were accredited investors and were acquiring the shares for their own account for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof. The purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration. Each share of our series A preferred stock converted into approximately 0.125 shares of our common stock upon the closing of our initial public offering on July 24, 2012.

Stock option and other equity awards

During the year ended December 31, 2012, we issued to certain employees, directors and consultants options to purchase an aggregate of 730,309 shares of common stock at a weighted-average exercise price of $7.73 per share.

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

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Use of Proceeds from Registered Securities

On July 24, 2012, we completed our initial public offering of 8,625,000 shares of our common stock, including 1,125,000 shares pursuant to the exercise of the underwriters’ option to purchase additional shares, at a price per share of $9.00 for an aggregate offering price of approximately $77.6 million. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-180280), which was declared effective by the SEC on July 18, 2012.

We received aggregate net proceeds from the offering of approximately $73.9 million, after deducting underwriting discounts and commissions, or approximately $71.3 million after the payment of $2.6 million of other offering expenses payable by us.

As of December 31, 2012, we have used approximately $26 million of the net proceeds from the offering as follows:

•	approximately $11 million to fund the clinical development of and seek marketing approval in the United States and the European Union for dalbavancin for the treatment of patients with ABSSSI;

•	approximately $2 million to fund the scale up of the manufacturing of dalbavancin in preparation for commercial launch; and

•	approximately $13 million for working capital and other general corporate purposes.

We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning 10 percent or more of our common stock or to any affiliate of ours. We have invested the remaining net proceeds from the offering primarily in money market funds and other short-term investments. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on July 19, 2012.

Item 6.	Selected Financial Data

The following table sets forth certain financial data with respect to our business. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and related Notes and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other information contained elsewhere in this Annual Report on Form 10-K. We have derived the statement of operations data for the years ended December 31, 2012, 2011, and 2010, for the period from November 4, 2009 (inception) to December 31, 2012 and the balance sheet data as of December 31, 2012 and 2011 from our audited financial statements included in this Annual Report on Form 10-K. We have derived the statement of operations data for the period November 4, 2009 (inception) to December 31, 2009 and the balance sheet data as of December 31, 2010 and 2009 from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,			Period from Inception (November 4, 2009) to December 31, 2009	Period from Inception (November 4, 2009) to December 31, 2012

	2012	2011	2010
	(In Thousands, Except Share and Per Share Data)
Consolidated Statement of Operations Data
Operating expenses:
Research and development expense	$51,695	$30,133	$4,818	$198	$86,844
General and administrative expense	9,788	4,305	2,777	912	17,782
Acquisition related charges, net	1,097	1,121	6,300	26	8,544

Operating Loss	62,580	35,559	13,895	1,136	113,170
Interest income	(41)	(15)	(3)	—	(59)

Loss before income tax benefit	62,539	35,544	13,892	1,136	113,111
Income tax benefit	—	(2,511)	(2,878)	(422)	(5,811)

Net loss	$(62,539)	$(33,033)	$(11,014)	$(714)	$(107,300)

Net loss per common share—Basic and Diluted	$(7.48)	$(551.51)	$(469.92)	$(130.30)
Weighted-average common shares—Basic and Diluted	8,364,432	59,896	23,438	5,483

	December 31,
	2012	2011	2010	2009
	(In Thousands)
Balance Sheet Data
Cash and cash equivalents	$32,257	$11,485	$2,264	$3,626
Short-term investments	13,094	—	—	—
Working capital	29,694	9,156	3,797	3,480
Total assets	86,548	33,625	26,455	25,356
Long-term debt	—	—	—	—
Redeemable portion-preferred stock	—	6,000	6,000	6,000
Common stock	184	1	1	—
Preferred stock	—	492	132	80
Additional paid-in capital	150,989	49,829	13,407	7,927
Accumulated deficit during the development stage	(107,300)	(44,761)	(11,728)	(715)
Total stockholders’ equity	43,872	5,560	1,812	7,294

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Part I, Item 1A. Risk Factors, of this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a pharmaceutical company focused on the development and commercialization of novel therapeutics for patients with infectious diseases and acute illnesses. We have recently completed two global Phase 3 clinical trials with our lead product candidate, dalbavancin, for the treatment of patients with acute bacterial skin and skin structure infections, or ABSSSI. Dalbavancin is an intravenous antibiotic product candidate designed for once-weekly dosing. Preliminary top-line data from each of our two recently completed global Phase 3 clinical trials indicate that dalbavancin achieved its primary efficacy endpoint of non-inferiority of clinical response at 48 to 72 hours after initiation of therapy, as determined by the cessation of spread of the lesion, as well as the resolution of fever. The data also indicate that dalbavancin achieved its secondary endpoint, which was clinical success at the end of treatment. We expect that this endpoint will be the primary efficacy endpoint for regulatory review in Europe. We plan to submit a new drug application, or NDA, to the FDA in the middle of 2013 and a marketing authorization application, or MAA, to the EMA at the end of 2013. If approved, we intend to directly commercialize dalbavancin in North America and Western Europe with a targeted hospital sales force and to use a variety of types of collaboration arrangements for commercialization in other markets.

We acquired our rights to dalbavancin through our acquisition of all of the outstanding shares of capital stock of Vicuron Pharmaceuticals Inc., or Vicuron, from Pfizer Inc., or Pfizer, in December 2009. We paid total up-front consideration of $10 million for the Vicuron shares and dalbavancin inventory to be used in research. In March 2011, Pfizer refunded to us $6 million of the initial purchase price under the terms of our stock purchase agreement, based on documentation we provided that supported the position that marketing approval for dalbavancin required more than one new Phase 3 clinical trial. Following the first commercial sale of dalbavancin for the treatment of ABSSSI in the United States, the United Kingdom, Germany, Italy, Spain or France, we are obligated to pay Pfizer an additional milestone payment of $25 million. However, at our sole discretion, we may elect to defer the milestone payment for a period of up to five years if we deliver to Pfizer a promissory note for the full amount of such milestone payment. Interest on the outstanding principal amount of the promissory note will accrue at a rate of 10% per annum, compounded annually.

We were incorporated and commenced active operations in the fourth quarter of 2009. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital and acquiring and developing dalbavancin. To date, we have not generated any revenues, and through December 31, 2012, have financed our operations primarily with net proceeds from private placements of our preferred stock and our initial public offering. As of December 31, 2012, we had a deficit accumulated during the development stage of $107.3 million. Our net loss was $62.5 million, $33.0 million, and $11.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. In July 2012, we closed the initial public offering of our common stock pursuant to a registration statement on Form S-1, as amended. We sold an aggregate of 8,625,000 shares of common stock under the registration statement at a public offering price of $9.00 per share, including 1,125,000 shares pursuant to the exercise by the underwriters of an over-allotment option. Net proceeds were approximately $73.9 million, after deducting underwriting discounts and commissions but prior to the payment of remaining offering expenses payable by us.

We expect to continue to incur significant expenses particularly as we evaluate the results of our recently completed Phase 3 clinical trials, seek marketing approval for dalbavancin and, possibly, other product candidates, manufacture drug product, and establish our commercial organization. In addition, if we obtain marketing approval of dalbavancin, or any other product candidate that we develop, we expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses. Furthermore, with the July 2012 closing of our initial public offering, we have begun to incur additional costs associated with operating as a public company. These costs include significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Moreover, additional rules and regulations applicable to public companies will continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

Further, on March 5, 2013, we and certain of our subsidiaries entered into a loan and security agreement, or loan agreement, with Oxford Finance LLC, or Oxford, pursuant to which, subject to the conditions to borrowing thereunder, our wholly-owned Dutch subsidiaries may borrow an aggregate principal amount of $20.0 million. Any amount borrowed under our loan agreement will be guaranteed by us and certain of our subsidiaries. We expect the loan to be funded in March 2013, subject to our satisfaction of the terms and conditions stated in the loan agreement.

Financial Operations Overview

Revenue

To date, we have not generated any revenues. Our ability to generate product revenues, which we do not expect will occur before 2014 at the earliest, will depend heavily on our obtaining marketing approval for and successfully commercializing dalbavancin.

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

We anticipate that we will continue to incur significant research and development expenses in connection with evaluating the results of our recently completed Phase 3 clinical trials of dalbavancin, seeking marketing approval for dalbavancin, and manufacturing drug product. In addition, if we obtain marketing approval of dalbavancin, we expect to incur significant research and development expenses, including expenses for clinical trials for additional product candidates in the future.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for personnel, including share-based compensation expense, in our executive, finance, medical affairs, marketing and business development functions. Other general and administrative expenses include facility costs and professional fees for legal, patent, consulting and accounting services.

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

Subsequent to the closing date of the acquisition, we measure the contingent consideration arrangements at fair value for each period with changes in fair value recognized in our statements of operations under acquisition related charges, net. Changes in fair value reflect new information about the acquired in process research and development asset and its progress toward approval, and the passage of time, and therefore ultimately the probability of achieving regulatory approval for dalbavancin. Separately, the possibility of receiving the $6 million contingent asset was also reassessed as development efforts continued. In the absence of new information, changes in fair value reflect only the passage of time as development work towards the achievement of the milestones progresses. The balance of the contingent liability consideration, which reflects the fair value of the contingent milestone payment, was $19.8 million as of December 31, 2012 and $18.7 million as of December 31, 2011. We have classified this liability as noncurrent in our consolidated balance sheets, as payment is not expected to occur until at least 2014. We received the $6 million contingent receivable in March 2011.

Interest Income

Our cash and cash equivalents are invested primarily in money market accounts and other short-term investments, which generate a small amount of interest income. We expect to continue that investment philosophy as we obtain more financing proceeds.

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

Our significant accounting policies are described in more detail in the notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K. However, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations:

•	accrual of research and development expenses;

•	share-based compensation; and

•	valuation of intangible assets and goodwill.

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses are related to costs incurred by CROs in connection with research and development activities for which we have not yet been invoiced.

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

We apply the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation, which we refer to as ASC 718. Determining the amount of share-based compensation to be recorded requires us to develop estimates of the fair value of stock options as of their grant date. Share-based compensation expense is recognized ratably over the requisite service period, which in most cases is the vesting period of the award. Calculating the fair value of share-based awards requires that we make highly subjective assumptions. We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, the risk free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. Because we have a limited operating history and only recently became a public company, we use data from a representative group of companies to estimate expected stock price volatility. We selected companies from the biopharmaceutical industry with similar characteristics to us, including those in the early stage of product development and with a therapeutic focus. We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. We use a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. See note 9 to the consolidated financial statements for significant assumptions used to estimate the fair value of options granted.

Share-based compensation expense associated with stock options granted to employees was $1.4 million, $0.8 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, we had $5.5 million of total unrecognized share-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately 2.95 years. While our share-based compensation for stock options granted to employees to date has not been material to our financial results, we expect the impact to grow in future periods due to the potential increases in the value of our common stock and headcount.

Under ASC 718, we are required to estimate the level of forfeitures expected to occur and record share-based compensation expense only for those awards that we ultimately expect will vest. Due to the lack of historical forfeiture activity of our plan, we estimated our forfeiture rate based on data from a representative group of companies with similar characteristics to us. Through December 31, 2012, actual forfeitures have not been material.

Valuation of Intangible Assets and Goodwill

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

We test our indefinite-lived intangible assets annually for impairment each December 31 using Accounting Standards Update, or ASU, 2012-02, which allows a company the option to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under ASU 2012-02, we are not required to calculate the fair value of a given indefinite-lived intangible asset unless we determine, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Recoverability of intangible assets is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of the assets exceed their estimated future undiscounted net cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceed the fair value of the assets.

Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination accounted for by the acquisition method of accounting and is not amortized, but subject to impairment testing at least annually or when a triggering event occurs that could indicated a potential impairment. We test our goodwill annually for impairment each December 31 using ASU 2011-08, which allows a company the option to assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. Under ASU 2011-08, we are not required to calculate the fair value of a reporting unit unless we determine, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.

Results of Operations

Comparison of Years Ended December 31, 2012 and 2011

The following table summarizes selected operating expense data for the years ended December 31, 2012 and 2011:

	December 31,
(In Thousands)	2012	2011
Operating Expenses:
Research and development expenses	$51,695	$30,133
General and administrative expenses	9,788	4,305
Acquisition related charges, net	1,097	1,121

Research and Development Expenses

Our research and development work since our inception is principally related to the activities associated with seeking approval to market dalbavancin. Such activities include clinical trial costs, trial product manufacturing and sourcing, and regulatory activities related to a potential NDA submission. Our research and development expenses in the year ended December 31, 2012 increased $21.6 million to $51.7 million from $30.1 million in the year ended December 31, 2011. The increase is primarily due to the increase in clinical trial activities from our recently completed Phase 3 clinical trials. Research and development expenses during the years ended December 31, 2012 and 2011 included the following:

•	CRO and other clinical trial related expenses were $37.3 million for the year ended December 31, 2012, representing 72% of total research and development expenses during the period, and were principally comprised of expenses for clinical trial activities. CRO and other clinical trial expenses were $18.3 million for the year ended December 31, 2011. The increase of $19.0 million is primarily due to the increase in clinical trial activities, including patient enrollment, from our recently completed Phase 3 clinical trials.

•

Chemistry, manufacturing and control, or CMC, related expenses were $3.7 million for the year ended December 31, 2012, representing 7% of total research and development expenses during the period, and were principally comprised of production of active pharmaceutical ingredient, or API, production of clinical trial drug product and acquisition of comparator products used in the clinical trials. CMC related expenses were $7.0 million for the year ended December 31, 2011, and were principally comprised of acquisition of comparator products used in the clinical trials and production of clinical trial drug product. The decrease of $3.3 million is primarily due to the decrease in the acquisition of comparator products from the prior year.

•

Consulting fees were approximately $6.4 million for the year ended December 31, 2012, representing 13% of total research and development expenses during the period, and were comprised of $1.7 million for regulatory consultants, $1.0 million for CMC consultants and $3.7 million for clinical activity consultants, including database, microbiology, toxicology and pharmacology consultants. Consulting fees were $2.6 million for the year ended December 31, 2011, and were comprised of $1.0 million for regulatory consultants, $0.7 million for CMC consultants and $0.9 million for clinical activity consultants, including database, microbiology and pharmacology consultants. The increase of $3.8 million is primarily due to the increase in clinical trial activities as we carried out our recently completed Phase 3 clinical trials.

•

Payroll expenses were approximately $4.3 million for the year ended December 31, 2012, representing 8% of total research and development expenses during the period, and were principally comprised of salaries, payroll taxes and benefits for our employees in research and development. We had 17 employees in research and development at December 31, 2012. Payroll expenses for the year ended December 31, 2012 also included share-based compensation expense for employees of approximately $300,000. Payroll expenses for the year ended December 31, 2011 were $2.2 million, which included $0.1 million of share-based compensation expense. The increase is primarily related to increased headcount.

General and Administrative Expenses

Our general and administrative expenses in the year ended December 31, 2012 increased $5.5 million to $9.8 million from $4.3 million in the year ended December 31, 2011. The increase related to our continued expansion efforts in preparation for the anticipated commercial launch of dalbavancin and increased cost associated with operating as a public company. General and administrative expenses during years ended December 31, 2012 and 2011 included the following:

•

Payroll expense for the year ended December 31, 2012 was $5.0 million, representing 51% of total general and administrative expenses during the period, and was principally comprised of salaries, payroll taxes and benefits for our general and administrative employees. Payroll expense of a similar nature was $2.1 million for the year ended December 31, 2011. Payroll expense for the years ended December 31, 2012 and 2011 included share-based compensation expense for employees of $1.1 million and $0.6 million, respectively. The increase in payroll related expenses were primarily due to increased headcount.

•

Professional fee expense for the year ended December 31, 2012 was $0.9 million, representing 9% of total general and administrative expenses during the period, and was principally comprised of fees for legal services. Professional fee expense of a similar nature was $0.6 million for the year ended December 31, 2011.

•	Consulting fees for the year ended December 31, 2012 were $2.0 million, representing 21% of total general and administrative expenses during the period, and were principally comprised of tax services, including those related to the transfer of the worldwide economic rights to dalbavancin to a wholly-owned foreign subsidiary in June 2012, business development, public relations and audit fees. Consulting fees were $0.7 million for the year ended December 31, 2011.

•

Occupancy and other operating expense for the year ended December 31, 2012 was $1.6 million, representing 16% of total general and administrative expenses during the period, and was principally comprised of rent, utilities, office and other expenses. Occupancy and other operating expense of a similar nature was $0.6 million for the year ended December 31, 2011. The increase of $1.0 million is primarily related to an increase in insurance related costs due to operating as a public company and costs associated with information technology.

•

Non-employee compensation expense for the year ended December 31, 2012 was $0.3 million, representing 3% of total general and administrative expense during the period, and included board of director fees and expense related to non-employee director stock option awards. Non-employee share-based compensation expense for the year ended December 31, 2011 was approximately $0.3 million.

Acquisition Related Charges, Net

For the year ended December 31, 2012, acquisition related charges, net of $1.1 million principally consisted of the accretion of the contingent liability related to the $25.0 million milestone payment that will be due upon the successful clinical development, regulatory approval and first commercial sale of dalbavancin. For the year ended December 31, 2011, the contingent liability increased due to accretion and the increase in our estimate of the probability of success of obtaining regulatory approval of dalbavancin, which totaled $4.1 million. Partially offsetting this expense was an increase in the contingent asset of $3.0 million as the $6.0 million refund was received in March 2011.

Income Taxes

We recorded an income tax benefit of $0 and $2.5 million for the years ended December 31, 2012 and 2011, respectively.

In June 2012, we formed a wholly-owned foreign subsidiary to which we transferred the worldwide rights to dalbavancin. This transaction provided us with the ability to fully utilize all of our available U.S. federal and state net operating loss carryforwards and resulted in cash tax payments in the United States of $9.8 million during the year ended December 31, 2012. In accordance with ASC 810-10-45-8, we recorded this payment as a deferred charge in other assets in our 2012 consolidated balance sheet and will amortize it as a component of income tax expense in our consolidated statement of operations over the estimated life of the intellectual property, beginning on the date of approval of dalbavancin for commercial sale in a major worldwide market. We expect that this transaction could potentially lower our blended statutory tax rate once we begin commercial sales of dalbavancin. Losses incurred after the date of such transaction resulted in net operating losses outside the United States. For the year ended December 31, 2012, we generated net operating loss carryforwards outside the United States of $48.7 million. As of December 31, 2012, these net operating losses were not-more-likely-than-not to be realized, therefore a full valuation allowance was recorded and no financial statement tax benefit was recorded in 2012.

The income tax benefit in 2011 was based on a 38% effective tax rate on pre-tax losses, after permanent expense items, and was recorded as an offset to certain deferred tax liabilities recorded in connection with the initial acquisition accounting recorded in December 2009. Once such deferred tax liabilities were fully offset, which occurred in 2011, the additional losses generated net operating losses which were offset by a valuation allowance. As of December 31, 2011, these net operating losses were not not-more-likely-than-not to be realized, therefore a full valuation allowance was recorded and no additional financial statement tax benefit was recorded in 2011.

Comparison of Years Ended December 31, 2011 and 2010

The following table summarizes selected operating expense data for years ended December 31, 2011 and 2010:

	December 31,
(In Thousands)	2011	2010
Operating Expenses:
Research and development expenses	$30,133	$4,818
General and administrative expenses	4,305	2,777
Acquisition related charges, net	1,121	6,300

Research and Development Expenses

Our research and development expenses in the year ended December 31, 2011 increased $25.3 million to $30.1 million from $4.8 million in the year ended December 31, 2010. The increase is due to the full scale clinical trial activities in 2011 and production of drug product for our clinical trials and acquisition of comparator products used in the clinical trials. Research and development expenses during the years ended December 31, 2011 and 2010 included the following:

•

CRO and other clinical trial related expenses were $18.3 million for the year ended December 31, 2011, representing 61% of total research and development expenses during the period, and were principally comprised of expenses for clinical trial activities. CRO and other clinical trial expenses were $0.9 million for the year ended December 31, 2010.

•

CMC related expenses were $7.0 million for the year ended December 31, 2011, representing 23% of total research and development expenses during the period, and were principally comprised of $2.1 million for production of API, $0.9 million for production of clinical trial drug product, and $3.7 million for acquisition of comparator products used in the clinical trials. CMC related expenses were $1.8 million for the year ended December 31, 2010, and were principally comprised of $0.4 million for production of clinical trial drug product and $1.0 million for acquisition of comparator products used in the clinical trials.

•

Consulting fees were $2.6 million for the year ended December 31, 2011, representing 9% of total research and development expenses during the period, and were principally comprised of $1.0 million for regulatory consultants, $0.7 million for CMC consultants and $0.9 million for clinical activity consultants, including database, microbiology, toxicology and pharmacology consultants. Consulting fees were $1.6 million for the year ended December 31, 2010, and were principally comprised of $0.4 million for regulatory consultants, $0.4 million for CMC consultants and $0.7 million for clinical activity consultants, including database, microbiology, toxicology and pharmacology consultants.

•

Payroll expenses were $2.2 million for the year ended December 31, 2011, representing 7% of total research and development expenses during the period, and were principally comprised of salaries, payroll taxes and benefits for our employees in research and development. We had eight employees in research and development at December 31, 2011. Payroll expenses for 2011 also included share-based compensation expense for employees of $0.1 million. Payroll expenses for the year ended December 31, 2010 were $0.5 million, which included $19,000 of share-based compensation expense.

General and Administrative Expenses

Our general and administrative expenses in the year ended December 31, 2011 increased $1.5 million to $4.3 million from $2.8 million in the year ended December 31, 2010. The increase related to our continued expansion efforts in preparation for the anticipated commercial launch of dalbavancin. This includes the hiring of our executive management team in mid-2010. Therefore, 2011 has a full year of expense for those individuals. We also incurred certain expenses related to our IPO. General and administrative expenses during the years ended December 31, 2011 and 2010 included the following:

•

Payroll expense for the year ended December 31, 2011 was $2.1 million, representing 49% of total general and administrative expenses during the period, and was principally comprised of salaries, payroll taxes and benefits for our general and administrative employees. Payroll expense in 2011 included share-based compensation expense for employees of $0.6 million. Payroll expenses of a similar nature were $1.2 million in 2010, which included $0.3 million of share-based compensation.

•

Professional fee expense for the year ended December 31, 2011 was $0.6 million, representing 14% of total general and administrative expenses during the period, and was principally comprised of fees for audit, tax and legal services. Professional fee expense was $0.7 million in 2010 and was principally comprised of legal fees.

•

Consulting fees for the year ended December 31, 2011 were $0.7 million, representing 16% of total general and administrative expenses during the period, and were principally comprised of business development, public relations, market research and finance consultants. Consulting fees were $0.3 million in 2010.

•

Occupancy and other operating expense for the year ended December 31, 2011 was $0.6 million, representing 14% of total general and administrative expenses during the period, and was principally comprised of rent, utilities, office and other expenses. Occupancy and other operating expense of a similar nature was $0.3 million in 2010.

•

Non-employee share-based compensation expense for the year ended December 31, 2011 was $0.3 million, representing 7% of total general and administrative expenses during the period, and was principally comprised of expense related to restricted stock awarded to a non-employee. Share-based compensation expense related to the same restricted stock award was $0.1 million in 2010.

Acquisition Related Charges, Net

For the year ended December 31, 2011, the contingent liability increased due to accretion and the increase in our estimate of the probability of success of obtaining regulatory approval of dalbavancin, which totaled $4.1 million. Partially offsetting this expense was an increase in the contingent asset of $3.0 million as the $6.0 million refund was received in March 2011. For the year ended December 31, 2010, the contingent liability increased by $8.7 million, which was a charge to acquisition related charges, net. Such increase was due to accretion over the year combined with an increase in our estimate of the probability of success of obtaining regulatory approval of dalbavancin. Partially offsetting this amount in 2010 was an increase in the contingent asset, a credit to this account of $2.4 million, as we also increased our probability assumption for receiving the refund of $6.0 million at December 31, 2010.

Income Taxes

We recorded an income tax benefit of $2.5 million for the year ended December 31, 2011 and $2.9 million for the year ended December 31, 2010. Such benefits were based on a 38% effective tax rate on pre-tax losses, adjusted for permanent expense items, and were recorded as an offset to certain deferred tax liabilities recorded in connection with the initial acquisition accounting recorded in December 2009. Once such deferred tax liabilities were fully offset, which occurred by the end of 2011, the additional losses generated net operating losses. Because those net operating losses were not more-likely-than-not to be realized, a full valuation allowance was recorded and no additional financial statement tax benefit recorded.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have not generated any revenues. We have financed our operations primarily through private placements of our preferred stock and through our initial public offering, which we closed in July 2012. As of December 31, 2012, we had cash and cash equivalents totaling $32.3 million and short-term investments of $13.0 million. We primarily invest our cash and cash equivalents in money market funds. The following table summarizes our cash flow activity for the years ended December 31, 2012, 2011, and 2010:

	Year Ended
(In Thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Net cash used by operating activities	$(58,011)	$(27,358)	$(6,519)
Net cash used by investing activities	$(14,663)	$—	$(40)
Net cash provided by financing activities	$93,446	$36,579	$5,198

The foregoing table does not include our loan agreement with Oxford, pursuant to which, subject to the conditions to borrowing thereunder, our wholly-owned Dutch subsidiaries may borrow an aggregate principal amount of $20.0 million. We entered into the loan agreement on March 5, 2013, and expect the loan to be funded in March 2013, subject to our satisfaction of the terms and conditions stated in the loan agreement.

Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The increase in net cash used in 2012 was primarily related to the increased spending in research and development due to the advancement of our development program for dalbavancin, the payment of income taxes in 2012, and the receipt of $6.0 million in 2011 as a partial refund of our original purchase price from the acquisition. The increase in net cash used in 2011 compared to 2010 was primarily related to the increased spending in research and development due to the advancement of our development program for dalbavancin. This was partially offset by the receipt of $6.0 million as a partial refund of our original purchase price from the acquisition.

For the year ended December 31, 2012, cash used by operating activities was primarily related to clinical trial activities for dalbavancin and the payment of income taxes. For the year ended December 31, 2011, cash used by operating activities consisted primarily of spending on research and development related to the advancement of our development program for dalbavancin, partially offset by the receipt of the partial refund of the purchase price for the acquisition. For the year ended December 31, 2010, cash used by operating activities consisted primarily of spending on research and development.

Investing Activities

Net cash used by investing activities during the year ended December 31, 2012 was primarily related to the purchase of property and equipment, cash invested in short-term investments and certificates of deposit held by the bank as collateral for two irrevocable standby letters of credit issued to secure office leases.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2012 was principally the result of net proceeds of $73.9 million related to our initial public offering, which closed in July 2012, and net proceeds of $22 million from the sale and issuance of our series A preferred stock, partially offset by the payment of deferred offering costs of $2.6 million related to our initial public offering. Net cash provided by financing activities for the year ended December 31, 2011 was the result of $36.0 million from the sale and issuance of our series A preferred stock and the receipt of the $0.6 million contingent receivable. Net cash provided by financing activities for the year ended December 31, 2010 was the result of the sale and issuance of our series A preferred stock.

Funding Requirements

Dalbavancin is still in clinical development. We anticipate that we will continue to incur significant expenses in connection with evaluating the results of our recently completed Phase 3 clinical trials of our lead product candidate, dalbavancin, seeking marketing approval for dalbavancin, manufacturing drug product, and establishing our commercial organization. In addition, if we obtain marketing approval of dalbavancin, we expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses. Our expenses also will increase if and as we:

•	maintain, expand and protect our intellectual property portfolio;

•	in-license or acquire other products and technologies;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

We expect that our existing cash and cash equivalents and short-term investments will enable us to sustain our operations through mid-2014. Based on our existing cash and cash equivalents and short-term investments at December 31, 2012, we estimate that such funds will be sufficient to enable us to complete the clinical development of, to seek marketing approval in the United States and the European Union for, and, if approved for the treatment of patients with ABSSSI, to commercially launch dalbavancin in the United States and Western Europe. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. This estimate assumes, among other things, that, at our sole discretion pursuant to the terms of our agreement with Pfizer, we elect to defer for a period of up to five years payment of the $25 million milestone that we will become obligated to pay upon the first commercial sale of dalbavancin by delivering to Pfizer a promissory note for such amount. Interest on the outstanding principal amount of the promissory note will accrue at a rate of 10% per annum, compounded annually. Our future capital requirements will depend on many factors, including:

•	the results of our recently completed Phase 3 clinical trials of dalbavancin;

•	the costs, timing and outcome of regulatory review of dalbavancin;

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

We do not have any committed external source of funds other than our loan agreement with Oxford. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2012:

	Estimated payments due by period
Contractual obligations	Total	2013	2014-2015	2016-2017	2018 and Thereafter
Operating Leases	$2,948,394	$409,464	$1,178,619	$1,233,668	$126,643
Purchase Obligations (a)(b)	29,782,500	10,022,500	14,885,000	4,875,000	—
Contingent consideration (c)(d)	27,000,000	—	25,000,000	2,000,000	—

Total	$59,730,894	$10,431,964	$41,063,619	$8,108,668	$126,643

(a)	We have entered into a supply agreement with Gnosis Bioresearch srl., or Gnosis, to supply us with the drug substance for dalbavancin in the form of injectable grade powder. Gnosis has agreed to produce a specified percentage of our worldwide demand for drug substance. Under this agreement, Gnosis is required to manufacture and supply and we are required to purchase specified minimum annual purchase volumes of drug substance at specified prices. The agreement expires on June 12, 2017, subject to automatic renewal for successive two-year periods. We currently have purchase commitments of approximately $22.6 million associated with the first three years of the initial five-year term of the agreement. We have agreed with Gnosis to define our purchase commitments for the subsequent two years of the initial term by a date specified in the agreement. As of December 31, 2012, we have not incurred any amounts under the purchase commitments in this contract. The contracted amounts are estimated to be paid from 2013 through 2016. In addition, Gnosis is responsible for producing validation batches that we intend to submit to the FDA in connection with our NDA. We had purchase commitments of approximately $6.0 million to Gnosis for these validation batches, but as of December 31, 2012, we have paid approximately $4.6 million of this amount which we have recorded in prepaid expenses and other current assets on our consolidated balance sheet. We have also entered into an agreement with a potential secondary supplier of drug substance to manufacture registration and validation batches. We have purchase commitments of $5.2 million under this agreement. As of December 31, 2012, we have not incurred any amounts under this agreement. The contracted amounts are estimated to be paid in 2013.
(b)	We have entered into a development and supply agreement with Hospira Worldwide, Inc., or Hospira, for our fill and finish services. Under this agreement, Hospira is required to supply and we are required to purchase a specified percentage of our commercial requirements of dalbavancin. We are also required to pay Hospira aggregate development fees of $1.7 million based on the occurrence of specified milestone events. Through December 31, 2012, we have incurred $1.2 million of this amount. The remaining amount is expected to be paid in 2013. The agreement expires five years after the first commercial sale of dalbavancin, subject to an automatic renewal for an indefinite period.
(c)

Following the first commercial sale of dalbavancin for the treatment of ABSSSI in the United States, the United Kingdom, Germany, Italy, Spain or France, we are obligated to pay Pfizer a milestone payment of $25 million. However, at our sole discretion, we may elect to defer the milestone payment for a period of up to five years if we deliver to Pfizer a promissory note for the full amount of such milestone payment. Interest on the outstanding principal amount of the promissory note will accrue at a rate of 10% per annum, compounded annually. We also have the option, in our sole discretion, exercisable at any time before a specified date following the FDA’s acceptance of our NDA for dalbavancin to make a one-time payment to Pfizer of $20 million in lieu of, and in full satisfaction of, our obligation to pay the $25 million milestone payment.
(d)	Following the first receipt of the first regulatory approval for dalbavancin in Japan, we are obligated to pay RaQualia Pharma, Inc., or RaQualia, a milestone payment of $2 million. We also agreed to pay RaQualia high single digit royalties of net sales of dalbavancin in Japan until the later of the tenth anniversary of the first commercial sale of dalbavancin in Japan and the last expiration of all patents owned by Durata or Vicuron as of December 2010 that cover the sale of dalbavancin in Japan.

The foregoing table does not include our loan agreement with Oxford, pursuant to which, subject to the conditions to borrowing thereunder, our wholly-owned Dutch subsidiaries may borrow an aggregate principal amount of $20.0 million. Any amount borrowed under the loan agreement is guaranteed by us and certain of our subsidiaries. We expect the loan to be funded in March 2013, subject to our satisfaction of the terms and conditions stated in the loan agreement.

The term loans will be made available until March 31, 2013 upon the satisfaction of certain conditions to funding set forth in the loan agreement, including, without limitation, the continued accuracy of representations and warranties, no default having occurred, the execution and delivery of additional loan documents and legal opinions, and other documents and matters reasonably deemed necessary or appropriate by Oxford.

Each term loan bears interest at an annual rate equal to the greater of 8.55% or 8.24% plus the greater of 0.31% or the three-month U.S. LIBOR rate reported in the Wall Street Journal three business days prior to the funding date of such term loan. The loan agreement provides for interest-only payments through April 1, 2014, and payment of interest and principal in monthly installments starting on May 1, 2014 and continuing for 29 months thereafter through October 1, 2016. If dalbavancin is approved by the FDA before May 1, 2014, then the interest-only period may be extended by 12 months at the Company’s option so that the aggregate outstanding principal balance of the loan would be repaid in monthly installments starting on May 1, 2015 and continuing for 29 months thereafter through October 1, 2017.

We paid a fee of $150,000 when we entered into the loan agreement. In addition, we are required to pay a fee that is equal to the amount of the term loan (at maturity, acceleration or prepayment, as applicable) multiplied by 5.95% (provided that such percentage shall be 9.85% if the interest only period is extended through April 2015). At our option, we may elect to prepay all of the outstanding term loan plus any accrued interest, plus a prepayment penalty determined with respect to the principal amount of the term loan outstanding. During the first 12 months of each term loan, the penalty is 2.50% of the outstanding principal. During months 13 to 24 after the funding date of a term loan, the penalty is 1.50% of the outstanding principal. From month 25 to the maturity of a loan, the penalty is 0.50% of the outstanding principal. The loan agreement also provides for indemnification of Oxford and the other lenders from time to time party to the loan agreement.

The loans are secured by a lien on all or substantially all of our assets and the assets of our subsidiaries (other than Durata Therapeutics Limited), including the pledge of the equity interests in each of our subsidiaries.

In connection with the loan agreement, we agreed to grant Oxford warrants for the purchase of an amount of common stock equal in value to 2.95% of the funded loan amount, based on a purchase price per share equal to the average price per share of our common stock for the three days preceding the funding of the applicable loan. The warrants will be exercisable for seven years from the date of issuance.

The loan agreement also contains certain representations, warranties and non-financial covenants applicable to us and our subsidiaries. The loan agreement contains certain events of default. The obligations under the loan agreement and the other loan documents may at Oxford’s option be accelerated upon the occurrence of certain events of default, and are automatically accelerated upon certain bankruptcy-related events of default.

We have employment agreements with certain employees which require the funding of a specific level of payments if certain events, such as a change in control or termination without cause, occur.

In the course of normal business operations, we also have agreements with contract service providers to assist in the performance of our research and development and manufacturing activities. We can elect to discontinue the work under these agreements at any time. We could also enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require up-front payments and even long-term commitments of cash.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under Securities and Exchange Commission rules.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents and available for sale securities of $45.4 million and $11.5 million as of December 31, 2012 and 2011, respectively. Our current investment policy is to invest our cash in a variety of financial instruments, principally deposits, securities issued by the U.S. government and its agencies, corporate fixed income, and money market instruments. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs, and fiduciary control of cash and investments. We seek to maximize income from our investments without assuming significant risk.

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, because our investments are primarily in short-term debt securities. These securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of December 31, 2012 and 2011, substantially all of our liabilities were denominated in the U.S. dollar.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Durata Therapeutics, Inc.:

We have audited the accompanying consolidated balance sheets of Durata Therapeutics, Inc. and subsidiaries (a development stage company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012 and the period from inception (November 4, 2009) to December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Durata Therapeutics, Inc. and subsidiaries (a development stage company) as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012 and the period from inception (November 4, 2009) to December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Short Hills, New Jersey

March 8, 2013

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheet

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$32,257,170	$11,485,266
Short-term investments	13,093,651	—
Prepaid expenses and other current assets	5,844,630	996,270

Total current assets	51,195,451	12,481,536

Acquired in process research and development	15,292,000	15,292,000
Goodwill	5,811,000	5,811,000
Property and equipment, net	981,421	—
Restricted cash	851,566	—
Deferred charge	12,416,775	—
Other assets	—	40,280

Total assets	$86,548,213	$33,624,816

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,617,978	$1,956,572
Accrued expenses	10,601,613	1,369,249
Income taxes payable	2,281,224	—

Total current liabilities	21,500,815	3,325,821
Non-current income tax payable	1,116,687	—
Contingent consideration	19,836,000	18,739,000
Other liabilities	222,259	—

Total liabilities	42,675,761	22,064,821

Commitments and contingencies (note 12)
Redeemable portion—Series A Convertible Preferred Stock, $0.01 par value, 6,000,000 shares issued and outstanding at December 31, 2011 (liquidation preference $6,000,000)	—	6,000,000

Stockholders’ equity:
Common stock, $0.01 par value; 125,000,000 and 15,625,000 shares authorized at December 31, 2012 and December 31, 2011, respectively; 18,360,459 and 62,500 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	183,605	625
Series A Convertible Preferred Stock, $0.01 par value; 86,000,000 shares authorized, 49,197,936 shares issued and outstanding at December 31, 2011 (liquidation preference $49,197,936)	—	491,979
Preferred stock, $0.01 par value; 5,000,000 and no shares authorized at December 31, 2012 and December 31, 2011, respectively; no shares issued and outstanding at December 31, 2012	—	—
Additional paid-in capital	150,989,018	49,828,699
Accumulated deficit during the development stage	(107,300,171)	(44,761,308)

Total stockholders’ equity	43,872,452	5,559,995

Total liabilities, redeemable preferred stock and stockholders’ equity	$86,548,213	$33,624,816

See accompanying notes to the consolidated financial statements.

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Operations

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Period from inception (November 4, 2009) to December 31, 2012
Operating expenses:
Research and development expenses	$51,694,722	$30,132,564	$4,818,049	$86,843,648
General and administrative expenses	9,787,988	4,305,518	2,776,775	17,782,250
Acquisition related charges, net	1,097,000	1,121,000	6,300,000	8,544,000

Operating loss	62,579,710	35,559,082	13,894,824	113,169,898
Interest income	(40,847)	(15,356)	(2,524)	(58,727)

Loss before income tax benefit	62,538,863	35,543,726	13,892,300	113,111,171
Income tax benefit	—	(2,510,653)	(2,878,440)	(5,811,000)

Net loss	(62,538,863)	(33,033,073)	(11,013,860)	(107,300,171)

Net loss attributable to common stockholders	$(62,538,863)	$(33,033,073)	$(11,013,860)	$(107,300,171)

Net loss per common share—Basic and Diluted	$(7.48)	$(551.51)	$(469.92)

Weighted-average common shares—Basic and Diluted	8,364,432	59,896	23,438

See accompanying notes to the consolidated financial statements.

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Change in Stockholders’ Equity

Period from Inception (November 4, 2009) to December 31, 2012

	Common stock		Class A preferred stock (1)		Additional paid in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount
Balance at inception (November 4, 2009)	—	$—	—	$—	$—	$—	$—
Issued under incentive stock programs	15,625	156	—	—	5,000	—	5,156
Issuance of Series A convertible preferred stock	—	—	7,999,992	80,000	7,919,992	—	7,999,992
Stock based compensation expense	—	—	—	—	1,807	—	1,807
Net loss	—	—	—	—	—	(714,375)	(714,375)

Balance at December 31, 2009	15,625	156	7,999,992	80,000	7,926,799	(714,375)	7,292,580
Issued under incentive stock programs	15,625	156	—	—	7,188	—	7,344
Issuance of Series A convertible preferred stock	—	—	5,197,945	51,979	5,145,966	—	5,197,945
Stock based compensation expense	—	—	—	—	327,653	—	327,653
Net loss	—	—	—	—	—	(11,013,860)	(11,013,860)

Balance at December 31, 2010	31,250	313	13,197,937	131,979	13,407,605	(11,728,235)	1,811,662
Issued under incentive stock programs	31,250	312	—	—	12,188	—	12,500
Issuance of Series A convertible preferred stock	—	—	35,999,999	360,000	35,639,999	—	35,999,999
Stock based compensation expense	—	—	—	—	768,907	—	768,907
Net loss	—	—	—	—	—	(33,033,073)	(33,033,073)

Balance at December 31, 2011	62,500	625	49,197,936	491,979	49,828,699	(44,761,308)	5,559,995
Proceeds from stock options exercised	23,221	233	—	—	145,935	—	146,168
Issuance of Series A convertible preferred stock	—	—	22,000,000	220,000	21,780,000	—	22,000,000
Conversion of Series A convertible preferred stock to common stock (1)	9,649,738	96,497	(71,197,936)	(711,979)	6,615,482	—	6,000,000
Initial public offering, net	8,625,000	86,250	—	—	71,213,326	—	71,299,576
Stock based compensation expense	—	—	—	—	1,405,576	—	1,405,576
Net loss	—	—	—	—	—	(62,538,863)	(62,538,863)

Balance at December 31, 2012	18,360,459	$183,605	—	$—	$150,989,018	$(107,300,171)	$43,872,452

(1)	Does not include the $6,000,000 portion of the preferred stock that was redeemable upon certain conditions by the holders. These shares along with the non-redeemable portion of the Series A convertible preferred stock were converted to common stock at the time of the initial public offering (see note 3, Reverse Stock Split and Initial Public Offering).

See accompanying notes to consolidated financial statements.

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Cash Flows

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Period from inception (November 4, 2009) to December 31, 2012
Cash flows from operating activities:
Net loss	$(62,538,863)	$(33,033,073)	$(11,013,860)	$(107,300,171)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	14,595	—	—	14,595
Stock based compensation expense	1,405,576	781,407	333,903	2,528,943
Acquisition related charges, net	1,097,000	1,121,000	6,300,000	8,544,000
Deferred income taxes	—	(2,510,653)	(2,878,440)	(5,811,000)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,809,646)	(948,407)	(2,650)	(5,805,916)
Contingent receivable	—	5,421,000	—	5,421,000
Deferred charge	(12,416,775)	—	—	(12,416,775)
Accounts payable	6,384,578	1,250,311	700,705	8,341,150
Accrued expenses	9,232,364	560,537	41,325	10,601,613
Income taxes payable	3,397,911	—	—	3,397,911
Other liabilities	222,259	—	—	222,259

Net cash used by operating activities	(58,011,001)	(27,357,878)	(6,519,017)	(92,262,391)

Cash flows from investing activities:
Acquisition of in process research and development	—	—	—	(10,000,000)
Purchases of property and equipment	(719,188)	—	—	(719,188)
Purchases of short-term investments	(13,093,651)	—	—	(13,093,651)
Other investing activities	(850,000)	—	—	(850,000)
Other assets	—	—	(40,280)	(40,280)

Net cash used by investing activities	(14,662,839)	—	(40,280)	(24,703,119)

Cash flows from financing activities:
Proceeds from issuance of Series A preferred stock	22,000,000	35,999,999	5,197,945	77,197,936
Proceeds from stock options exercised	146,168	—	—	146,168
Proceeds from receipt of contingent receivable	—	579,000	—	579,000
Proceeds from initial public offering, net	73,911,837	—	—	73,911,837
Payments for offering costs	(2,612,261)	—	—	(2,612,261)

Net cash provided by financing activities	93,445,744	36,578,999	5,197,945	149,222,680

Net increase (decrease) in cash	20,771,904	9,221,121	(1,361,352)	32,257,170
Cash and cash equivalents, beginning of year and period	11,485,266	2,264,145	3,625,497	—

Cash and cash equivalents, end of year and period	$32,257,170	$11,485,266	$2,264,145	$32,257,170

Supplemental Disclosures of Cash Flow Information

Non-cash financing activities:
Conversion of Series A Convertible Preferred Stock to common stock	77,197,936	—	—	77,197,936

Non-cash investing activities:
Capital expenditures included in current liabilities	$276,828	—	—	$276,828

Cash paid for income taxes	$9,800,000	—	—	$9,800,000

See accompanying notes to the consolidated financial statements.

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

(1)	Nature of Business, Organization and Liquidity

Durata Therapeutics, Inc. and subsidiaries (a development stage company) (the Company) is a Delaware corporation and has its principal place of business in Chicago, Illinois. The Company is a pharmaceutical company focused on the development and commercialization of novel therapeutics for patients with infectious diseases and acute illnesses. The Company was incorporated on November 4, 2009. In December 2009, the Company entered into an agreement with Pfizer Inc. (Pfizer) to acquire Vicuron Pharmaceuticals Inc. (Vicuron) (see note 7, Acquisitions).

To date, the Company has not generated any revenues and has financed its operations primarily through private placements of its preferred stock and the issuance and sale of its common stock in its initial public offering in July 2012 (see note 3, Reverse Stock Split and Initial Public Offering). The Company expects to continue to incur significant expenses to evaluate the results of its recently completed Phase 3 clinical trials of its lead product candidate, dalbavancin, for the treatment of patients with acute bacterial skin and skin structure infections (ABSSSI), seek marketing approval for dalbavancin and, possibly, other product candidates, manufacture drug product, and establish a commercial organization. The Company had a net loss of $62,538,863 for the year ended December 31, 2012 and had a deficit accumulated during the development stage of $107,300,171 from inception until December 31, 2012.

The Company estimates that it has sufficient funding to sustain its operations through mid-2014. Based on the Company’s existing cash and cash equivalents and short-term investments at December 31, 2012, the Company estimates that such funds will be sufficient to enable it to complete the clinical development of, to seek marketing approval in the United States and the European Union for, and, if approved for the treatment of patients with ABSSSI, to commercially launch dalbavancin in the United States and Western Europe. The Company has based this estimate on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects.

The Company also believes it has other financing alternatives available to fund additional activities until its operations generate adequate operating cash flows, which include additional equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. On March 5, 2013, the Company entered into a loan agreement with Oxford Finance LLC (Oxford) (see note 15, Subsequent Events, for further details). The Company also has limited fixed commitments for uses of cash and has the intent and ability, if necessary, to delay or eliminate expenditures until adequate funding is available.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company are prepared on the accrual basis of accounting. All intercompany accounts and transactions have been eliminated.

(b)	Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

(c)	Development Stage Company

The Company’s primary activities since inception have been organizing and staffing the Company, business planning, raising capital and acquiring and developing dalbavancin. Accordingly, the

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements (cont.)

Company is considered to be in the “development stage” and has prepared the accompanying consolidated financial statements in accordance with the provisions of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) No. 915, Accounting for Development Stage Entities.

(d)	Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash resources principally in money market funds.

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. Included within Restricted Cash on the Company’s December 31, 2012 consolidated balance sheet are certificates of deposit for $850,000 which are being held by a third party bank as collateral for the irrevocable letters of credit that were issued in 2012 to secure two office leases (see note 12, Commitments and Contingencies).

(e)	Financial Instruments

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. The fair value hierarchy is established that prioritizes valuation inputs based on the observable nature of those inputs. The fair value hierarchy applies only to the valuation inputs used in determining the fair value of the investments and is not a measure of the investment credit quality. The hierarchy defines three levels of valuation inputs:

Level 1:	Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2:	Inputs other than the quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. See note 5, Financial Instruments, for additional information.

(f)	Short-term Investments

As of December 31, 2012 , cash equivalents and short-term investments consist of investments in money market accounts, federal agency bonds and corporate entity commercial paper and bonds that are classified as available-for-sale pursuant to ASC 320, Investments—Debt and Equity Securities. The Company classifies investments available to fund current operations as current assets on its balance sheet. Investments are classified as long-term assets on the balance sheet if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year. All of the Company’s investments are classified as current.

The fair value of these securities is based on quoted prices for identical or similar assets. If a decline in the fair value is considered other-than-temporary the unrealized loss, if any, would be transferred from

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements (cont.)

other comprehensive loss to the statement of operations. There were no charges taken for other-than-temporary declines in fair value of short-term investments during 2012. Realized gains and losses are determined using the specific identification method and are included in interest income in the statement of operations. There were no realized gains or losses recognized during 2012.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers its intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, the severity and the duration of the impairment and changes in value subsequent to year end. As of December 31, 2012, there were no investments with a fair value that was lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period. See note 5, Financial Instruments, for further information.

(g)	Other Intangible Assets

The Company had an acquired in-process research and development (IPR&D) intangible asset of $15,292,000 as of December 31, 2012 and 2011. Acquired IPR&D intangible assets represent the right to develop, use, sell or offer for sale intellectual property that the Company has acquired with respect to processes that have not been completed. These assets are required to be classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the date of acquisition, these assets will not be amortized until their processes are completed and the Company receives regulatory approval from a major market to allow for the commencement of commercial marketing activities. At that time, the Company will determine the useful life of the asset, reclassify the asset out of in-process research and development and begin amortization. The useful life of an amortizing asset generally is determined by identifying the period in which substantially all of the cash flows are expected to be generated.

If the associated research and development effort is abandoned, the related assets likely will be written-off and the Company will record a non-cash impairment loss on its consolidated statement of operations. Acquired in-process research and development assets which are determined to have had a decrease in fair value are adjusted to fair value with an impairment charge. Such assets are tested at least annually or when a triggering event occurs that could indicate a potential impairment. Intangible assets with definite useful lives will be amortized to their estimated residual values over their estimated useful lives and reviewed for impairment if certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. See note 8, Goodwill and Intangibles, for additional information.

(h)	Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination accounted for by the acquisition method of accounting and is not amortized, but subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. The Company had goodwill of $5,811,000 as of December 31, 2012 and 2011. See note 8, Goodwill and Intangibles, for additional information.

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements (cont.)

(i)	Property and Equipment

Property and equipment are recorded at cost, net of depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. The following table shows the estimated useful lives of the Company’s property and equipment:

Classification	Estimated Useful Lives
Leasehold improvements	Lesser of useful life or lease term
Furniture and fixtures	5 years
Information technology related	3-5 years

Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized. Repairs and maintenance costs are expensed as incurred. See note 6, Property and Equipment, for additional information.

(j)	Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

(k)	Operating Leases

Rent expense related to leases is recorded on a straight-line basis over the term of the lease, including any rent free periods. The difference between actual rent payments and straight-line rent expense is recorded as deferred rent and included in other liabilities in the accompanying consolidated balance sheet.

(l)	Research and Development Costs

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

•	facilities and laboratory and other supplies.

(m)	Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which the temporary differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company recognizes the benefit of an uncertain tax position that it has taken or expects to take on income tax returns it files if such tax position is more likely than not to be sustained. See note 11, Income Taxes, for additional information.

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements (cont.)

(n)	Share-Based Compensation

The Company uses share-based compensation in the form of stock options and restricted stock. Compensation expense is recognized in the consolidated statement of operations based on the estimated fair value of the shares at grant date. Compensation cost to be recognized reflects an estimate of the number of shares expected to vest after taking into consideration an estimate of forfeiture. The fair values of stock option grants are estimated as of the date of grant using the Black-Scholes option valuation model. The fair value of option grants are based on the fair value of the Company’s common stock on the date of grant. See note 9, Stockholders’ Equity and Stock Compensation, for additional information.

(o)	Concentrations

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

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements (cont.)

(4)	Prepaid Expenses and Other Current Assets

	December 31, 2012	December 31, 2011
Prepaid manufacturing fees (a)	$4,550,000	$793,531
Deferred tax assets	781,136	—
Prepaid insurance	353,489	162,739
Other prepaid assets	98,419	40,000
Other receivables	61,586	—

	$5,844,630	$996,270

(a)	During 2012, the Company paid amounts to its primary manufacturer of active pharmaceutical ingredient for the production of validation batches that are anticipated to be produced in 2013.

(5)	Financial Instruments

The following table presents information about the Company’s financial assets that have been measured at fair value at December 31, 2012 and 2011, and indicates the fair value hierarchy of the valuation inputs used to determine such fair value. Cash and cash equivalents at December 31, 2012 included money market funds as noted below.

	2012
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market fund investments	$30,536,996	$30,536,996	$—	$—
Available for sale securities:
Federal agency bonds	8,089,536	8,089,536	—	—
Corporate commercial paper	3,997,480	3,997,480	—	—
Corporate bonds	1,006,635	1,006,635	—	—

Total available for sale securities	$13,093,651	$13,093,651	$—	$—

Liabilities:
Contingent Liability	$19,836,000	$—	$—	$19,836,000

	2011
	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Contingent Liability	$18,739,000	$—	$—	$18,739,000

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements (cont.)

Additional information for the Company’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) was follows:

Balance at December 31, 2010	$14,618,000
Contingent consideration expense	4,121,000
Transfers in and/or out of Level 3	—

Balance at December 31, 2011	$18,739,000
Contingent consideration expense	1,097,000
Transfers in and/or out of Level 3	—

Balance at December 31, 2012	$19,836,000

See note 7, Acquisitions, for additional information related to the fair value of the contingent liability.

Certain financial instruments reflected in the consolidated balance sheets (for example, cash, accounts payable and certain other liabilities) are recorded at cost, which approximates fair value due to their short-term nature.

All available for sale securities have maturity dates less than one year. As of December 31, 2012, unrealized gains and losses on available for sale securities were immaterial.

(6)	Property and Equipment

Property and equipment and related accumulated depreciation are as follows:

December 31, 2012
Furniture and fixtures	$641,475
Information technology related	225,511
Leasehold improvements	129,030

996,016
Less: accumulated depreciation	(14,595)

$981,421

The Company did not have any property and equipment as of December 31, 2011. Depreciation expense was $14,595 for the year ended December 31, 2012.

(7)	Acquisitions

In December 2009, the Company acquired the rights to dalbavancin through our acquisition of all of the outstanding shares of capital stock of Vicuron from Pfizer. The Company paid total up-front consideration of $10,000,000 for the shares of Vicuron and the dalbavancin inventory to be used in research. In addition, upon the successful clinical development, regulatory approval and first commercial sale of dalbavancin, in the United States or one of five major European markets, the Company is required to pay Pfizer an additional milestone payment of $25,000,000. However, at its sole discretion, the Company may elect to defer the milestone payment for a period of up to five years if it delivers to Pfizer a promissory note for the full amount of such milestone payment. Interest on the outstanding principal amount of the promissory note will accrue at a rate of 10% per annum, compounded annually. The Pfizer Agreement also included a clause

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements (cont.)

allowing for a refund of $6,000,000 of the initial $10,000,000 purchase price if the Company provided documentation that supported the position that marketing approval for dalbavancin required more than one new Phase 3 clinical trial. The transaction has been accounted for as an acquisition of a business and, accordingly, under the acquisition method of accounting, the purchase price was determined using cash paid and the estimated fair values for the two contingent aspects of the consideration using probability factors and assessments as of the acquisition date. As the principal asset acquired was a right to develop, manufacture and sell dalbavancin, that fair value was considered to represent IPR&D. Such value was capitalized at the acquisition date.

The table below lists the fair value of the consideration transferred in the Pfizer Agreement:

Fair value at acquisition date
Cash paid	$10,000,000
Contingent obligation	5,871,000
Contingent receivable	(579,000)

$15,292,000

Management completed an assessment of the probability of the successful clinical development, regulatory approval and commercial sale of dalbavancin in future periods and determined that a liability of $5,871,000 should be recorded at December 11, 2009 to reflect fair value of the contingent consideration. The Company has classified this liability as noncurrent in the accompanying consolidated balance sheets, as payment is not expected to occur until at least 2014. The Company also recorded the fair value of the contingent receivable of $579,000 at December 11, 2009 based on the probability of payout. Subsequent to the acquisition date, the Company has measured the contingent consideration arrangements at fair value for each period with changes in fair value recognized in the Company’s statement of operations. Changes in fair value reflect new information about the related IPR&D asset and its progress toward approval, and the passage of time based on an estimated risk-free rate of interest, and therefore ultimately the probability of achieving regulatory approval for the product candidate. Separately, the possibility of receiving the $6,000,000 contingent receivable was also reassessed as development efforts continued. The Company received the $6,000,000 contingent receivable in March 2011. In the absence of new information on development costs and probability of success, changes in fair value during those periods reflect only the passage of time.

The purchase price allocation resulted in the following amounts being allocated to the assets and liabilities assumed at the acquisition date based upon their respected fair values summarized below:

December 11, 2009
IPR&D asset	$15,292,000
Deferred tax liability	(5,811,000)
Goodwill	5,811,000

Total consideration transferred	$15,292,000

The fair value of the IPR&D asset was estimated using expected future cash flows for dalbavancin, which has not yet received regulatory approval and has no alternative future use. The fair value was based on key assumptions, such as estimates of sales and operating profits related to the product candidate (considering the stage of development), the probability of achieving ultimate approval, the time and resources needed to complete the regulatory approval process for the product candidate and the life of the potential commercialized

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements (cont.)

products and associated risks, including the inherent difficulties and uncertainties in obtaining regulatory approvals. In determining the fair value of the IPR&D asset acquired related to dalbavancin, the Company used the following assumptions:

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

At December 31, 2012 and 2011, the balance of the contingent liability consideration, which reflects the fair value of the contingent milestone payment, was $19,836,000 and $18,739,000, respectively. The Company’s contingent consideration is based on Level 3 inputs within the fair value hierarchy. Fair values determined based on Level 3 inputs use unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. The underlying probability of payment of the contingent liability was 80% as of both December 31, 2012 and 2011.

(8)	Goodwill and Intangibles

The Company tests its goodwill for impairment annually as of December 31 each year unless indicators, events, or circumstances would require an immediate review. Goodwill is tested in accordance with ASU 2011-08, which allows a company the option to assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. Under ASU 2011-08, a company is not required to calculate the fair value of its reporting unit unless the company determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. There was no impairment of the Company’s goodwill as a result of impairment tests as of December 31, 2012, 2011 or 2010.

The Company tests its indefinite lived intangible assets annually for impairment as of December 31 using ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” or ASU 2012-02. ASU 2012-02 allows a company the option to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under ASU 2012-02, a company is not required to calculate the fair value of a given indefinite-lived intangible asset unless the company determines, based on that qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. There was no impairment of the Company’s IPR&D asset as a result of impairment tests as of December 31, 2012, 2011 or 2010.

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements (cont.)

(9)	Stockholders’ Equity and Stock Compensation

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

Also included in common stock at December 31, 2012 were 15,625 common shares issued upon exercise of options during the year ended December 31, 2012. Also during that period, an additional 23,017 options were early exercised and restricted shares were issued, with 7,596 shares vested and 15,421 shares unvested at period end.

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

2012 Stock Incentive Plan (2012 Plan)

In April 2012, the Company’s board of directors and stockholders approved the 2012 Plan. The 2012 Plan became effective immediately prior to the closing of the Company’s initial public offering (see note 3, Reverse Stock Split and Initial Public Offering). The 2012 Plan provides for the grant of

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements (cont.)

incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. As of December 31, 2012, the number of shares of the Company’s common stock reserved for issuance under the 2012 Plan was 654,129. This number may increase for the number of shares of the Company’s common stock subject to outstanding awards under the Company’s pre-IPO stock incentive plan, that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. In addition, the 2012 Plan provides for an annual increase, to be added on the first day of fiscal year 2014 and each subsequent anniversary until the expiration of the 2012 Plan, equal to the lowest of 437,500 shares of the Company’s common stock, 2.75% of the number of shares of the Company’s common stock outstanding on the first day of the fiscal year and an amount determined by the board of directors.

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

For the year ended December 31, 2012, the Company awarded options to purchase 730,309 shares in aggregate under the Incentive Plans.

In April 2012, the Board resolved that all options granted under the Incentive Plan may be exercisable from the date of grant. If exercised prior to full vesting, restricted shares of common stock are issued and continue to vest in the same manner as the original options awarded. Upon termination of employment any unvested options or unvested restricted shares are immediately cancelled and available for future grant under the 2012 Plan, while vested options are exercisable for a defined period. The vesting schedule for awards is to be established by the Company’s board of directors in its discretion on the date of grant. The outstanding option grants at December 31, 2012 have a term of 10 years and generally vest over periods up to 4 years.

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements (cont.)

Activity with respect to options was as follows:

	Options Outstanding			Exercisable Options
	Shares	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Shares	Weighted average exercise price per share
December 31, 2009	375,000	$0.96	9.38	—	$—
Granted	975,000	0.96	—
Forfeited or expired	—	—	—
Exercised	—	—	—

December 31, 2010	1,350,000	$0.96	9.38	101,561	$0.96
Granted	160,000	1.68	—
Forfeited or expired	—	—	—
Exercised	—	—	—

December 31, 2011	1,510,000	$1.06	8.52	527,181	$0.97
Granted	730,309	7.73	—
Forfeited or expired	63,188	4.94	—
Exercised	38,642	3.78	—

December 31, 2012	2,138,479	$3.17	8.21	952,499	$1.40

The following table summarizes additional information regarding options outstanding and exercisable at December 31, 2012:

		Options Outstanding			Exercisable Options
		Number of options outstanding at year end	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of options exercisable at year end	Weighted average remaining contractual life (years)	Weighted average exercise price
Exercise price:
	$0.96	1,277,500	7.5	$0.96	821,952	7.5	$0.96
	$1.68	180,963	8.2	1.68	85,975	8.1	1.68
	$2.08	130,000	9.2	2.08	5,208	9.2	2.08
	$8.18 – $9.38	351,875	9.9	8.52	868	9.7	9.38
	$10.00	198,141	9.4	10.00	38,496	9.3	10.00

		2,138,479			952,499

The weighted-average grant date fair value of the stock options granted during the years ended December 31, 2012, 2011 and 2010 was $6.97 per share, $2.64 per share and $2.80 per share, respectively. The Company estimated the fair value of options granted using the Black-Scholes option pricing model with the following assumptions:

	2012	2011	2010
Risk-free interest rate	1.2% – 2.25%	2.25%	2.25% – 3%
Expected volatility	80%	80%	80 – 85%
Expected term (years)	7	7	7
Expected dividend yield	0%	0%	0%

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements (cont.)

The Company used the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of stock option grants to employees due to the Company’s limited operating history. The risk-free interest rate is based on the implied yield on U.S. Treasury zero coupon bonds for periods commensurate with the expected term of the options. The dividend yield on the Company’s common stock is estimated to be zero based on the fact that the Company has not paid and does not intend to pay dividends during the expected term of its stock options.

Share-based compensation expense for stock options granted to employees and directors is based on the estimated grant date fair value of options recognized ratably over the requisite service period, which is the vesting period of the award. The level of forfeitures expected to occur was estimated based on data from a representative group of companies with similar characteristics to the Company.

During the year ended December 31, 2012, 38,642 options were exercised resulting in $146,168 of proceeds to the Company. Certain of those option awards were early exercises resulting in the issuance of 23,017 shares of restricted stock. As of December 31, 2012, 7,596 shares of the restricted stock were vested, and the remainder will continue to vest over the requisite service period.

Share-based compensation expense totaled $1,405,576, $781,407, and $333,903 for the years ended December 31, 2012, 2011, and 2010, respectively, which is included in research and development and general and administrative expenses in the accompanying consolidated statements of operations. The total unrecognized share-based compensation cost at December 31, 2012 amounted to $5,477,481, which is expected to be recognized over a weighted-average remaining vesting period of approximately 2.95 years.

(10)	Net Loss Per Share

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

Basic net loss per share is computed by dividing net loss available (attributable) to common stockholders by the weighted average number of shares of common stock outstanding during the period. Because the holders of the participating preferred stock were not contractually required to share in the Company’s losses, in applying the two-class method to compute basic net loss per common share, no allocation to preferred stock was made for the years ended December 31, 2012, 2011, and 2010. Potential common shares in the diluted net loss per share computation are excluded as they would be anti-dilutive.

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of December 31, 2012, 2011, and 2010, as they would be anti-dilutive. The convertible preferred stock numbers shown in the table below are shown on a common stock equivalent basis as a result of the reverse stock split described in note 3, Reverse Stock Split and Initial Public Offering.

	December 31,
	2012	2011	2010
Convertible preferred stock	—	6,899,737	2,399,742
Stock options and unvested restricted stock	2,153,900	1,510,000	1,367,449

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements (cont.)

(11)	Income Taxes

The Company did not record an income tax benefit on its loss before tax for the year ended December 31, 2012. There was $0 U.S., state, and foreign current or deferred income tax expense recorded for the year ended December 31, 2012. In June 2012, the Company formed a wholly-owned foreign subsidiary to which it transferred the worldwide rights to dalbavancin. This transaction provided the Company the ability to fully utilize all of the available U.S. federal and state net operating loss carryforwards and resulted in cash tax payments in the United States. The U.S. and state income tax expense associated with the transfer of the worldwide rights to dalbavancin was deferred on the balance sheet in accordance with ASC 740-10-25-3(e). Losses incurred after the date of such transaction resulted in net operating losses outside the United States. As of December 31, 2012, these net operating losses were not more-likely-than-not to be realized, therefore a full valuation allowance was recorded and no financial statement tax benefit was recorded in 2012. The Company has no ability to carry back losses to previous years and future utilization of these losses is uncertain.

For the years ended December 31, 2012, 2011 and 2010, income from operations before taxes consisted of the following:

	2012	2011	2010
U.S. operations	$(13,834,154)	$(35,543,726)	$(13,892,300)
Foreign operations	(48,704,709)	—	—

	$(62,538,863)	$(35,543,726)	$(13,892,300)

Income tax expense attributable to income from operations was $0, $2,510,653 and $2,878,440 for the years ended December 31, 2012, 2011 and 2010, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from operations as a result of the following:

	2012	2011	2010
Federal statutory rate	35%	34%	34%
States taxes, net of federal benefit	0%	4%	4%
Foreign rate differential	(8)%	—	—
Permanent items—change in contingent consideration	(1)%	(1)%	(11)%
Research and development credits	1%	—	—
Valuation allowance	(27)%	(30)%	—

	—%	7%	26%

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements (cont.)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and their basis for income tax purposes and the tax effects of net operating losses and tax credit carry-forwards. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are presented below.

	2012	2011
Deferred tax assets:
Stock compensation	$1,033,073	$720,323
Federal net operating losses	—	14,004,551
State net operating losses	—	1,647,590
Foreign net operating losses	12,176,177	—

Total deferred tax assets	$13,209,250	$16,372,464

Deferred tax liabilities:
In process research & development	$—	$5,811,000

Total deferred tax liabilities	$—	$5,811,000

Valuation allowance	$12,428,114	$10,561,464

Net deferred tax assets	$781,136	$—

Valuation allowances reduce deferred tax assets to the amounts that are more-likely-than-not to be realized. During the year ended December 31, 2012, the Company has recorded deferred tax assets which are partially offset by a valuation allowance. The Company has recorded a valuation allowance of $12,428,114 and $10,561,464 as of December 31, 2012 and 2011, respectively. The Company regularly evaluates the likelihood of the realization of its deferred tax assets and reduces the carrying amount of those deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryback availability and carryforward periods available to it for tax reporting purposes and other relevant factors. Significant judgment is required in making this assessment. At present, the likelihood of the Company being able to fully realize it deferred income tax benefits against future income is uncertain.

At December 31, 2012, the net deferred tax assets were included in prepaid expenses and other current assets on the consolidated balance sheet.

At December 31, 2012, the Company had no net operating loss carryforwards for federal income tax purposes due to the tax gain recognized in the United States from transfer of the worldwide rights to dalbavancin to a wholly-owned foreign subsidiary. Likewise, the Company has no net operating loss carryforwards for state income tax purposes. The Company has net operating loss carryforwards in the Netherlands of $48,704,709 to offset future taxable income through 2021.

The total amount of federal, foreign, state and local unrecognized tax benefits was $1,116,687 million at December 31, 2012 and $0 at December 31, 2011.

Balance at December 31, 2011	$—
Increase related to prior year tax positions	116,687
Decrease related to prior year tax positions	—
Increase related to current year tax positions	1,000,000

Balance at December 31, 2012	$1,116,687

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements (cont.)

Included in the balance of total unrecognized tax benefits at December 31, 2012, are potential benefits of $1,116,687 that if recognized, would affect the effective rate on income from operations. The Company has $0 of interest and penalties accrued during both 2012 and 2011 related to the unrecognized tax positions.

The Company files income tax returns in the United States, the Netherlands, the United Kingdom and various U.S. state jurisdictions. The Company’s U.S and state tax returns remain subject to examination for 2009 and subsequent periods.

(12)	Commitments and Contingencies

(a)	Employment Agreements

The Company has employment agreements with certain employees which require the funding of a specified level of payments if certain events, such as a change in control or termination without cause, occur.

(b)	Consulting and Other Business Arrangements

In the course of normal business operations, the Company has agreements with contract service providers to assist in the performance of its research and development and manufacturing activities. The Company can elect to discontinue the work under these agreements at any time. The Company could also enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require up-front payments and even long-term commitments of cash.

The Company has entered into a supply agreement with Gnosis Bioresearch srl., or Gnosis, to supply it with the drug substance for dalbavancin in the form of injectable grade powder. Gnosis has agreed to produce a specified percentage of the Company’s worldwide demand for drug substance. Under this agreement, Gnosis is required to manufacture and supply, and the Company is required to purchase specified minimum annual purchase volumes of drug substance at specified prices. The agreement expires on June 12, 2017, subject to automatic renewal for successive two-year periods. The Company currently has purchase commitments of approximately $22.6 million associated with the first three years of the initial five-year term of the agreement. The Company has agreed with Gnosis to define the purchase commitments for the subsequent two years of the initial term by a date specified in the agreement. As of December 31, 2012, the Company has not incurred any amounts under the purchase commitments in this contract. The contracted amounts are estimated to be paid from 2013 through 2016. In addition, Gnosis is responsible for providing validation batches that the Company intends to submit to the FDA in connection with the Company’s NDA. The Company had purchase commitments of approximately $6.0 million to Gnosis for these validation batches, but as of December 31, 2012, the Company has paid approximately $4.6 million of this amount which was recorded in prepaid expenses and other current assets in the consolidated balance sheet. The Company has also entered into an agreement with a potential secondary supplier of drug substance to manufacture registration and validation batches. The purchase commitment under this agreement is approximately $5.2 million. As of December 31, 2012, the Company has not incurred any amounts under this agreement.

The Company has entered into a development and supply agreement with Hospira Worldwide, Inc., or Hospira, for its fill and finish services. Under this agreement, Hospira is required to supply and the Company is required to purchase a specified percentage of its commercial requirements of dalbavancin. The Company is also required to pay Hospira aggregate development fees of approximately $1.7 million based on the occurrence of specified milestone events. Through December 31, 2012, the Company has incurred approximately $1.2 million of this amount, which has been recorded as research

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements (cont.)

and development expense in the consolidated statements of operations. The agreement expires five years after the first commercial sale of dalbavancin, subject to an automatic renewal for an indefinite period.

(c)	Leasing Arrangements

During 2012, the Company entered into a lease for approximately 10,300 square feet of office space in Chicago, Illinois. The Company intends to use the leased premises for corporate and commercial functions. The Company has agreed to pay aggregate rental fees of approximately $1.2 million over the 65 month term. The Company has provided a security deposit in the form of a letter of credit for the benefit of the landlord in the amount of $500,000, which amount will be reduced incrementally over the term of the lease.

Also during 2012, the Company entered into a lease for approximately 17,800 square feet of office space in Branford, Connecticut. The Company intends to use the leased premises for research and development, clinical and regulatory functions. The Company has agreed to pay aggregate rental fees of approximately $1.8 million over the 62 month term. The Company has provided a security deposit in the form of a letter of credit for the benefit of the landlord in the amount of $350,000, which amount will be reduced incrementally over the term of the lease.

The letters of credit outstanding are collateralized with certificates of deposit.

The minimum aggregate future lease commitments required under these agreements are as follows:

Years ending December 31,
2013	$409,464
2014	576,985
2015	601,634
2016	608,709
2017	624,959
After	126,643

Total future minimum payments	$2,948,394

(d)	Contingencies

From time to time, the Company may be involved in various legal actions arising out of the ordinary conduct of business. In the opinion of management, the ultimate disposition of such actions will not materially affect the Company’s consolidated financial position, results of operations or cash flows.

(13)	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2012	2011
Contract research organizations	$8,308,813	$179,176
Professional fees	141,306	86,082
Compensation and related benefits	1,427,699	634,297
Other expenses	723,795	469,694

	$10,601,613	$1,369,249

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements (cont.)

(14)	Selected Quarterly Financial Data (unaudited)

	2012
	March 31	June 30	September 30	December 31
Operating expenses:
Research and development	$6,770,763	$16,527,952	$18,956,271	$9,439,736
General and administrative	1,221,196	2,392,303	2,552,453	3,622,036
Acquisition related charges, net	268,000	272,000	277,000	280,000

Operating loss	8,259,959	19,192,255	21,785,724	13,341,772
Interest income	(2,449)	(4,502)	(11,532)	(22,364)

Loss before income taxes	8,257,510	19,187,753	21,774,192	13,319,408
Income tax benefit	—	—	—	—

Net loss	$(8,257,510)	$(19,187,753)	$(21,774,192)	$(13,319,408)

Net loss per common share—Basic and Diluted	$(132.12)	$(260.25)	$(1.47)	$(0.73)
Weighted-average common shares—Basic and Diluted	62,500	73,727	14,781,419	18,359,667

	2011
	March 31	June 30	September 30	December 31
Operating expenses:
Research and development	$4,328,802	$8,439,070	$8,325,872	$9,038,820
General and administrative	1,052,000	1,252,489	1,009,064	991,965
Acquisition related charges/(gains), net	(2,779,000)	2,376,000	760,000	764,000

Operating loss	2,601,802	12,067,559	10,094,936	10,794,785
Interest income	(4,539)	(4,766)	(2,123)	(3,928)

Loss before income taxes	2,597,263	12,062,793	10,092,813	10,790,857
Income tax benefit	(176,589)	(605,700)	(706,356)	(1,022,008)

Net loss	$(2,420,674)	$(11,457,093)	$(9,386,457)	$(9,768,849)

Net loss per common share—Basic and Diluted	$(46.48)	$(183.31)	$(150.18)	$(156.30)
Weighted-average common shares—Basic and Diluted	52,083	62,500	62,500	62,500

(15)	Subsequent Events

On March 5, 2013, the Company and certain of its subsidiaries entered into a loan agreement with Oxford, pursuant to which, subject to the conditions to borrowing thereunder, the Company’s wholly-owned Dutch subsidiaries may borrow an aggregate principal amount of $20.0 million. Any amount borrowed under the loan agreement is guaranteed by the Company and certain of the Company’s subsidiaries. The Company expects the loan to be funded in March 2013, subject to the Company’s satisfaction of the terms and conditions stated in the loan agreement.

The term loans will be made available until March 31, 2013 upon the satisfaction of certain conditions to funding set forth in the loan agreement, including, without limitation, the continued accuracy of representations and warranties, no default having occurred, the execution and delivery of additional loan documents and legal opinions, and other documents and matters reasonably deemed necessary or appropriate by Oxford.

Each term loan bears interest at an annual rate equal to the greater of 8.55% or 8.24% plus the greater of 0.31% or the three-month U.S. LIBOR rate reported in the Wall Street Journal three business days prior to the funding date of such term loan. The loan agreement provides for interest-only payments through April 1, 2014, and payment of interest and principal in monthly installments starting on May 1, 2014 and continuing for 29 months thereafter through October 1, 2016. If dalbavancin is approved by the FDA before May 1, 2014, then the interest-only period may be extended by 12 months at the Company’s option so that the aggregate outstanding principal balance of the loan would be repaid in monthly installments starting on May 1, 2015 and continuing for 29 months thereafter through October 1, 2017.

The Company paid a fee of $150,000 when the Company entered into the loan agreement. In addition, the Company is required to pay a fee that is equal to the amount of the term loan (at maturity, acceleration or prepayment, as applicable) multiplied by 5.95% (provided that such percentage shall be 9.85% if the interest only period is extended through April 2015). At the Company’s option, the Company may elect to prepay all of the outstanding term loan plus any accrued interest, plus a prepayment penalty determined with respect to the principal amount of the term loan outstanding. During the first 12 months of each term loan, the penalty is 2.50% of the outstanding principal. During months 13 to 24 after the funding date of a term loan, the penalty is 1.50% of the outstanding principal. From month 25 to the maturity of a loan, the penalty is 0.50% of the outstanding principal. The loan agreement also provides for indemnification of Oxford and the other lenders from time to time party to the loan agreement.

The loans are secured by a lien on all or substantially all of the Company’s assets and the assets of the Company’s subsidiaries (other than Durata Therapeutics Limited), including the pledge of the equity interests in each of the Company’s subsidiaries.

In connection with the loan agreement, the Company agreed to grant Oxford warrants for the purchase of an amount of common stock equal in value to 2.95% of the funded loan amount, based on a purchase price per share equal to the average price per share of the Company’s common stock for the three days preceding the funding of the applicable loan. The warrants will be exercisable for seven years from the date of issuance.

The loan agreement also contains certain representations, warranties and non-financial covenants applicable to the Company and its subsidiaries. The loan agreement contains certain events of default. The obligations under the loan agreement and the other loan documents may at Oxford’s option be accelerated upon the occurrence of certain events of default, and are automatically accelerated upon certain bankruptcy-related events of default.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

On March 5, 2013, we and certain of our subsidiaries entered into a loan and security agreement, or loan agreement, with Oxford Finance LLC, or Oxford, pursuant to which, subject to the conditions to borrowing thereunder, our wholly-owned Dutch subsidiaries may borrow an aggregate principal amount of $20.0 million. Any amount borrowed under the loan agreement is guaranteed by us and certain of our subsidiaries. We expect the loan to be funded in March 2013, subject to our satisfaction of the terms and conditions stated in the loan agreement.

The term loans will be made available until March 31, 2013 upon the satisfaction of certain conditions to funding set forth in the loan agreement, including, without limitation, the continued accuracy of representations and warranties, no default having occurred, the execution and delivery of additional loan documents and legal opinions, and other documents and matters reasonably deemed necessary or appropriate by Oxford.

Each term loan bears interest at an annual rate equal to the greater of 8.55% or 8.24% plus the greater of 0.31% or the three-month U.S. LIBOR rate reported in the Wall Street Journal three business days prior to the funding date of such term loan. The loan agreement provides for interest-only payments through April 1, 2014, and payment of interest and principal in monthly installments starting on May 1, 2014 and continuing for 29 months thereafter through October 1, 2016. If dalbavancin is approved by the FDA before May 1, 2014, then the interest-only period may be extended by 12 months at the Company’s option so that the aggregate outstanding principal balance of the loan would be repaid in monthly installments starting on May 1, 2015 and continuing for 29 months thereafter through October 1, 2017.

We paid a fee of $150,000 when we entered into the loan agreement. In addition, we are required to pay a fee that is equal to the amount of the term loan (at maturity, acceleration or prepayment, as applicable) multiplied by 5.95% (provided that such percentage shall be 9.85% if the interest only period is extended through April 2015). At our option, we may elect to prepay all of the outstanding term loan plus any accrued interest, plus a prepayment penalty determined with respect to the principal amount of the term loan outstanding. During the first 12 months of each term loan, the penalty is 2.50% of the outstanding principal. During months 13 to 24 after the funding date of a term loan, the penalty is 1.50% of the outstanding principal. From month 25 to the maturity of a loan, the penalty is 0.50% of the outstanding principal. The loan agreement also provides for indemnification of Oxford and the other lenders from time to time party to the loan agreement.

The loans are secured by a lien on all or substantially all of our assets and the assets of our subsidiaries (other than Durata Therapeutics Limited), including the pledge of the equity interests in each of our subsidiaries.

In connection with the loan agreement, we agreed to grant Oxford warrants for the purchase of an amount of common stock equal in value to 2.95% of the funded loan amount, based on a purchase price per share equal to the average price per share of our common stock for the three days preceding the funding of the applicable loan. The warrants will be exercisable for seven years from the date of issuance.

The loan agreement also contains certain representations, warranties and non-financial covenants applicable to us and our subsidiaries. The loan agreement contains certain events of default. The obligations under the loan agreement and the other loan documents may at Oxford’s option be accelerated upon the occurrence of certain events of default, and are automatically accelerated upon certain bankruptcy-related events of default.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The information required by this item will be set forth in our Proxy Statement for the 2013 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.

Compliance with Section 16(a) of the Exchange Act

The information required by this item will be set forth in our Proxy Statement for the 2013 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to our directors and officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) as well as our other employees. A copy of our code of business conduct and ethics is available on our website. We intend to post on our website all disclosures that are required by applicable law, the rules of the Securities and Exchange Commission or the NASDAQ Global Market concerning any amendment to, or waiver of, our code of business conduct and ethics.

Director Nominees

The information required by this item will be set forth in our Proxy Statement for the 2013 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.

Audit Committee

We have separately designated a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Additional information regarding the Audit Committee that is required by this item will be set forth in our Proxy Statement for the 2013 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.

Audit Committee Financial Expert

Our board of directors has determined that Kevin C. O’Boyle is the “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K of the Exchange Act and are “independent” under the rules of the NASDAQ Global Market.

Item 11.	Executive Compensation

The information required by this item will be set forth in our Proxy Statement for the 2013 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our Proxy Statement for the 2013 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our Proxy Statement for the 2013 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth in our Proxy Statement for the 2013 Annual Meeting of Shareholders and is incorporated in this Annual Report on Form 10-K by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

The following financial statements and supplementary data are included in Part II Item 8 of this Annual Report on Form 10-K.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheet at December 31, 2012 and 2011

•	Consolidated Statement of Operations for the years ended December 31, 2012, 2011 and 2010 and the period from inception (November 4, 2009) to December 31, 2012

•	Consolidated Statement of Change in Stockholders’ Equity for the period from inception (November 4, 2009) to December 31, 2012

•	Consolidated Statement of Cash Flows for the years ended December 31, 2012, 2011 and 2010 and the period from inception (November 4, 2009) to December 31, 2012

•	Notes to Consolidated Financial Statements

Exhibits

Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits hereto and such listing is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1/A filed with the SEC on April 30, 2012)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1/A filed with the SEC on April 30, 2012)

10.1	Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 filed with the SEC on March 22, 2012)

10.2	Form of Stock Option Agreement under the Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1/A filed with the SEC on April 30, 2012)

10.3	2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1/A filed with the SEC on April 30, 2012)

10.4	Form of Incentive Stock Option Agreement under the 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1/A filed with the SEC on April 30, 2012)

10.5	Form of Nonstatutory Stock Option Agreement under the 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1/A filed with the SEC on April 30, 2012)

10.6	Investor Rights Agreement, dated December 11, 2009 (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 filed with the SEC on March 22, 2012)

10.7	Lease, dated August 3, 2012, between the Registrant and 200 S. Wacker Property Owner, L.L.C. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2012)

10.8	Indenture of Lease, dated as of August 16, 2012, between the Registrant and T.J.K. Associates, LLC (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2012)

†10.9	Stock Purchase Agreement, dated as of December 11, 2009, between the Registrant and Pfizer, Inc. (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1/A filed with the SEC on June 22, 2012)

†10.10	Rights Transfer Agreement, dated as of December 14, 2010, between the Registrant, Vicuron Pharmaceuticals Inc., and RaQualia Pharma Inc. (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 filed with the SEC on March 22, 2012)

†10.11	Development and Supply Agreement, dated as of December 21, 2010, between the Registrant and Hospira Worldwide, Inc. (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 filed with the SEC on March 22, 2012)

10.12	Amended and Restated Employment Agreement, dated June 19, 2012, between the Registrant and Paul R. Edick (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1/A filed with the SEC on June 22, 2012)

10.13	Amended and Restated Employment Agreement, dated June 6, 2012, between the Registrant and Corey N. Fishman (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1/A filed with the SEC on June 22, 2012)

10.14	Amended and Restated Employment Agreement, dated June 10, 2012, between the Registrant and Michael W. Dunne (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1/A filed with the SEC on June 22, 2012)

10.15	Amended and Restated Employment Agreement, dated June 20, 2012, between the Registrant and John Shannon (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1/A filed with the SEC on June 22, 2012)

10.16	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1/A filed with the SEC on May 18, 2012)

10.17*	Director Compensation Policy

†10.18	Supply Agreement, dated June 12, 2012, between the Registrant and Gnosis Bioresearch srl. (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1/A filed with the SEC on June 22, 2012)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Database

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
*	Filed with this Annual Report on Form 10-K.
**	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet at December 31, 2012 and 2010, (ii) Consolidated Statement of Operations for the years ended December 31, 2012, 2011 and 2010 and the period from inception (November 4, 2009) to December 31, 2012, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the period from inception (November 4, 2009) to December 31, 2012, (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2012, 2011 and 2010 and for the period from inception (November 4, 2009) to December 31, 2012 and (v) Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 8, 2013	DURATA THERAPEUTICS, INC.

	By:	/s/ Corey N. Fishman
Corey N. Fishman
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 8, 2013	By:	/s/ Brenton K. Ahrens
Brenton K. Ahrens Director

Date: March 8, 2013	By:	/s/ Richard U. De Schutter
Richard U. De Schutter Director

Date: March 8, 2013	By:	/s/ Paul R. Edick
Paul R. Edick Director, Chief Executive Officer and President (Principal Executive Officer)

Date: March 8, 2013	By:	/s/ Lisa M. Giles
Lisa M. Giles Director

Date: March 8, 2013	By:	/s/ Dov A. Goldstein
Dov A. Goldstein Director

Date: March 8, 2013	By:	/s/ James I. Healy
James I. Healy Director

Date: March 8, 2013	By:	/s/ Ronald M. Hunt
Ronald M. Hunt Director

Date: March 8, 2013	By:	/s/ Kevin C. O’Boyle
Kevin C. O’Boyle Director

Date: March 8, 2013	By:	/s/ Nicole Vitullo
Nicole Vitullo Director