Form 10-Q
period 2013-03-31
Durata Therapeutics, Inc.
filed 2013-05-09
CIK 1544116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, there were 26,626,639 shares of Common Stock, $0.01 par value per share, outstanding.

Durata Therapeutics, Inc. and Subsidiaries

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•

the timing and substance of the final results of our recently completed global Phase 3 clinical trials of dalbavancin for the treatment of acute bacterial skin and skin structure infections, or ABSSSI;

•

the timing of and our ability to obtain U.S. and foreign marketing approval of dalbavancin and other product candidates we develop and the ability of dalbavancin and other product candidates to meet existing or future regulatory standards;

•	the potential receipt of revenues from future sales of dalbavancin;

•	our plans to pursue development of dalbavancin for additional indications other than ABSSSI;

•	the potential advantages of dalbavancin;

•	the rate and degree of market acceptance and clinical utility of dalbavancin;

•	our estimates regarding the potential market opportunity for dalbavancin;

•	our ability to in-license or acquire approved products or additional clinical stage product candidates in our areas of focus;

•	our sales, marketing and distribution capabilities and strategy;

•	our ability to establish and maintain arrangements for manufacture of dalbavancin and any other product candidates we develop;

•	our intellectual property position;

•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•	the impact of government laws and regulations; and

•	our competitive position.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section of this Quarterly Report on Form 10-Q, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Quarterly Report on Form 10-Q, the documents that we reference and the documents that we filed as exhibits to the Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained herein are made as of the date of this filing and we do not assume any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise, except as required by applicable law.

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheet

(Unaudited)

Item 1.	Financial Statements.

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$32,641,809	$32,257,170
Short-term investments	14,086,587	13,093,651
Prepaid expenses and other current assets	3,995,757	5,844,630

Total current assets	50,724,153	51,195,451

Acquired in process research and development	15,292,000	15,292,000
Goodwill	5,811,000	5,811,000
Property and equipment, net	1,047,426	981,421
Restricted cash	1,143,169	851,566
Deferred charge	11,235,427	12,416,775
Other assets	864,564	—

Total assets	$86,117,739	$86,548,213

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,124,120	$8,617,978
Accrued expenses	3,939,387	10,601,613
Income taxes payable	452,527	2,281,224

Total current liabilities	15,516,034	21,500,815
Long-term debt (less unamortized debt discount of $1,594,304 at March 31, 2013)	18,405,696	—
Non-current income tax payable	1,412,024	1,116,687
Contingent consideration	20,120,000	19,836,000
Accrued interest liability	1,190,000	—
Other liabilities	326,693	222,259

Total liabilities	$56,970,447	$42,675,761

Commitments and contingencies (note 10)
Stockholders’ equity:
Common stock, $0.01 par value; 125,000,000 shares authorized at March 31, 2013 and December 31, 2012; 18,391,042 and 18,360,459 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	183,910	183,605
Preferred stock, $0.01 par value; 5,000,000 shares authorized at March 31, 2013 and December 31, 2012; no shares issued and outstanding at March 31, 2013 or December 31, 2012	—	—
Additional paid-in capital	152,030,920	150,989,018
Accumulated deficit during the development stage	(123,067,538)	(107,300,171)

Total stockholders’ equity	$29,147,292	$43,872,452

Total liabilities and stockholders’ equity	$86,117,739	$86,548,213

See accompanying notes to the consolidated financial statements.

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Operations

(Unaudited)

			Period from
			inception
			(November 4,
	Three month period ended		2009) to
	March 31,		March 31,
	2013	2012	2013
Operating expenses:
Research and development expenses	$11,092,020	$6,770,763	$97,935,668
General and administrative expenses	4,050,250	1,221,196	21,832,500
Acquisition related charges, net	284,000	268,000	8,828,000

Operating loss	15,426,270	8,259,959	128,596,168
Other (income) expense:
Interest expense	108,028	—	108,028
Interest income	(14,919)	(2,449)	(73,646)

Total other (income) expense	93,109	(2,449)	34,382

Loss before income tax expense (benefit)	15,519,379	8,257,510	128,630,550
Income tax expense (benefit)	247,988	—	(5,563,012)

Net loss	$(15,767,367)	$(8,257,510)	$(123,067,538)

Net loss per common share - Basic and Diluted	$(0.86)	$(132.12)
Weighted average common shares - Basic and Diluted	18,367,540	62,500

See accompanying notes to the consolidated financial statements.

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Cash Flows

(Unaudited)

	Three month period ended March 31,		Period from Inception (November 4, 2009 to March 31,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(15,767,367)	$(8,257,510)	$(123,067,538)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	59,346	—	73,941
Stock based compensation expense	558,236	220,876	3,087,179
Acquisition related charges, net	284,000	268,000	8,828,000
Non-cash interest expense	32,028	—	32,028
Deferred income taxes	—	—	(5,811,000)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,853,626	(366,974)	(3,952,290)
Contingent receivable	—	—	5,421,000
Deferred charge	1,181,348	—	(11,235,427)
Accounts payable	2,668,444	1,019,717	11,009,594
Accrued expenses	(6,887,440)	181,472	3,714,173
Income taxes payable	(1,533,360)	—	1,864,551
Other liabilities	104,434	—	326,693

Net cash used by operating activities	(17,446,705)	(6,934,419)	(109,709,096)

Cash flows from investing activities:
Acquisition of in process research and development	—	—	(10,000,000)
Purchases of property and equipment	(402,179)	—	(1,121,367)
Purchases of short-term investments	(2,998,483)	—	(16,092,134)
Proceeds from sale of short-term investments	2,000,000	—	2,000,000
Other investing activities	(290,809)	—	(1,140,809)
Other assets	—	—	(40,280)

Net cash used by investing activities	(1,691,471)	—	(26,394,590)

Cash flows from financing activities:
Proceeds from issuance of Series A Convertible Preferred Stock	—	22,000,000	77,197,936
Proceeds from issuance of long-term debt with detachable warrants	20,000,000	—	20,000,000
Payment of debt financing fees	(524,824)	—	(524,824)
Proceeds from stock options exercised	47,639	—	193,807
Proceeds from receipt of contingent receivable	—	—	579,000
Proceeds from initial public offering, net	—	—	73,911,837
Payments for offering costs	—	(1,267,856)	(2,612,261)

Net cash provided by financing activities	19,522,815	20,732,144	168,745,495

Net increase in cash	384,639	13,797,725	32,641,809
Cash and cash equivalents, beginning of year and period	32,257,170	11,485,266	—

Cash and cash equivalents, end of year and period	$32,641,809	$25,282,991	$32,641,809

Supplemental Disclosures of Cash Flow Information

Non-cash financing activities:
Debt financing costs included in current liabilities	$114,526	—	$114,526

Equity offering costs included in current liabilities	$225,214	—	$225,214

Conversion of Series A Convertible Preferred Stock to common stock	—	—	77,197,936

Cash paid for interest	$76,000	—	$76,000

Cash paid for income taxes	$600,000	—	$10,400,000

See accompanying notes to the consolidated financial statements.

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements (unaudited)

(1)	Nature of Business, Organization and Liquidity

Durata Therapeutics, Inc. and subsidiaries (a development stage company) (the Company) is a Delaware corporation and has its principal place of business in Chicago, Illinois. The Company is a pharmaceutical company focused on the development and commercialization of novel therapeutics for patients with infectious diseases and acute illnesses. The Company was incorporated on November 4, 2009. In December 2009, the Company entered into an agreement with Pfizer Inc. (Pfizer) to acquire Vicuron Pharmaceuticals Inc. (Vicuron) (see note 5, Acquisitions).

To date, the Company has not generated any revenues and has financed its operations primarily through private placements of its preferred stock, its initial public offering of its common stock in July 2012 (see note 3, Reverse Stock Split and Initial Public Offering), a $20,000,000 secured debt financing completed in March 2013 (see note 6, Long-term Debt), and a public offering of its common stock in April 2013 (see note 11, Subsequent Events). The Company expects to continue to incur significant expenses to evaluate the results of its recently completed Phase 3 clinical trials of its lead product candidate, dalbavancin, for the treatment of patients with acute bacterial skin and skin structure infections (ABSSSI), seek marketing approval for dalbavancin and, possibly, other product candidates, manufacture drug product, and establish a commercial organization. The Company had a net loss of $15,767,367 for the three months ended March 31, 2013 and had a deficit accumulated during the development stage of $123,067,538 from inception until March 31, 2013.

Based on the Company’s existing cash and cash equivalents and short-term investments, including the proceeds from the public offering of its common stock that was closed in April 2013 (see note 11, Subsequent Events, for further details), the Company estimates that it has sufficient funding to sustain its operations through early 2015. The Company estimates that such funds will be sufficient to enable it to seek marketing approval in the United States and the European Union for the treatment of patients with ABSSSI, and, if approved, to commercially launch dalbavancin in the United States and possibly Western Europe, as well as explore the development of dalbavancin in additional indications. The Company has based this estimate on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects.

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

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation, Principles of Consolidation and Unaudited Interim Results

The unaudited accompanying consolidated financial statements of the Company are prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC) and generally accepted accounting principles in the United States of America (GAAP) for condensed consolidated financial information. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. All intercompany accounts and transactions have been eliminated. These financial statements should be read in connection with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on March 8, 2013.

The results for the three month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other interim period or for any other future year.

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

(d)	Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash resources principally in money market funds and short-term investments.

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. Included within Restricted Cash are certificates of deposit for $1,140,809 and $850,000 as of March 31, 2013 and December 31, 2012, respectively, which are being held by a third party bank as collateral for the irrevocable letters of credit issued in connection with the Company’s two office leases (see note 10, Commitments and Contingencies).

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. See note 4, Financial Instruments, for additional information.

(f)	Short-term Investments

As of March 31, 2013 , cash equivalents and short-term investments consist of investments in money market accounts, federal agency bonds and corporate entity commercial paper and bonds that are classified as available-for-sale pursuant to ASC 320, Investments - Debt and Equity Securities. The Company classifies investments available to fund current operations as current assets on its balance sheet. Investments are classified as long-term assets on the balance sheet if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year. All of the Company’s investments are classified as current.

The fair value of these securities is based on quoted prices for identical or similar assets. If a decline in the fair value is considered other-than-temporary the unrealized loss, if any, would be transferred from other comprehensive loss to the statement of operations. There were no charges taken for other-than-temporary declines in fair value of short-term investments during the three month period ended March 31, 2013. Realized gains and losses are determined using the specific identification method and are included in interest income in the statement of operations. Realized gains and losses recognized during the three month period ended March 31, 2013 were immaterial.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers its intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, the severity and the duration of the impairment and changes in value subsequent to period end. As of March 31, 2013, there were no investments with a fair value that was lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period. See note 4, Financial Instruments, for further information.

(g)	Deferred Financing Costs

The Company capitalizes certain legal, accounting and other fees that are directly associated with in-process debt and equity financings as current assets until such financings occur. In the case of an equity financing, after occurrence, these costs are recorded in equity, net of proceeds received. In the case of a debt financing, these costs are recorded as other assets and amortized to interest expense over the term of the debt.

As of March 31, 2013, the Company recorded deferred financing costs of $639,350 in connection with the debt financing completed in March 2013 and $225,214 in connection with the public offering of its common stock that was closed in April 2013. The deferred financing and deferred equity costs are recorded in other assets on the consolidated balance sheet.

(h)	Other Intangible Assets

The Company had an acquired in-process research and development (IPR&D) intangible asset of $15,292,000 as of both March 31, 2013 and December 31, 2012. Acquired IPR&D intangible assets represent the right to develop, use, sell or offer for sale intellectual property that the Company has acquired with respect to processes that have not been completed. These assets are required to be classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the date of acquisition, these assets will not be amortized until their processes are completed and the Company receives regulatory approval from a major market to allow for the commencement of commercial marketing activities. At that time, the Company will determine the useful life of the asset, reclassify the asset out of in-process research and development and begin amortization. The useful life of an amortizing asset generally is determined by identifying the period in which substantially all of the cash flows are expected to be generated.

If the associated research and development effort is abandoned, the related assets likely will be written-off and the Company will record a non-cash impairment loss on its consolidated statement of operations. Acquired in-process research and development assets which are determined to have had a decrease in fair value are adjusted to fair value with an impairment charge. Such assets are tested at least annually or when a triggering event occurs that could indicate a potential impairment. Intangible assets with definite useful lives will be amortized to their estimated residual values over their estimated useful lives and reviewed for impairment if certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company tests its IPR&D for impairment annually as of December 31 each year unless indicators, events, or circumstances would require immediate review. No impairment resulted from the Company’s most recent impairment evaluation as of December 31, 2012.

(i)	Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination accounted for by the acquisition method of accounting and is not amortized, but subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. The Company had goodwill of $5,811,000 as of both March 31, 2013 and December 31, 2012. The Company tests its goodwill for impairment annually as of December 31 each year unless indicators, events, or circumstances would require immediate review. No impairment resulted from the Company’s most recent impairment evaluation as of December 31, 2012.

(j)	Property and Equipment

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

(k)	Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

(l)	Operating Leases

Rent expense related to leases is recorded on a straight-line basis over the term of the lease, including any rent free periods. The difference between actual rent payments and straight-line rent expense is recorded as deferred rent and included in other liabilities in the accompanying consolidated balance sheet.

(m)	Research and Development Costs

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

•	facilities and laboratory and other supplies.

(n)	Income Taxes

The provision for income taxes is based on the estimated annual effective income tax rates for the full year. The determination of the consolidated provision for income taxes, deferred tax assets and liabilities, and the related valuation allowance requires management to make certain judgments and estimates. Changes in the estimated level of annual pre-tax earnings (loss), tax laws, and changes resulting from tax audits can affect the overall effective income tax rate, which impacts the level of income tax expense or benefit. Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain; therefore, actual results could differ materially from projections. See note 9, Income Taxes, for additional information.

(o)	Share-Based Compensation

The Company uses share-based compensation in the form of stock options and restricted stock. Compensation expense is recognized in the consolidated statement of operations based on the estimated fair value of the shares at grant date. Compensation cost to be recognized reflects an estimate of the number of shares expected to vest after taking into consideration an estimate of forfeiture. The fair values of stock option grants are estimated as of the date of grant using the Black-Scholes option valuation model. The fair value of option grants are based on the fair value of the Company’s common stock on the date of grant. See note 7, Stockholders’ Equity and Stock Compensation, for additional information.

(p)	Warrant Accounting

In connection with the loan agreement discussed in note 6, Long-term Debt, the Company granted warrants for the purchase of the Company’s common stock. The Company accounts for these common stock warrants in accordance with applicable accounting guidance provided in ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, as equity instruments based on the specific terms of the warrant agreements.

(q)	Concentrations

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

In April 2013, the Company closed a public offering of 8,222,500 shares of common stock. See note 11, Subsequent Events, for further information.

(4)	Financial Instruments

The following table presents information about the Company’s financial assets and liability that have been measured at fair value at March 31, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation inputs used to determine such fair value. Cash and cash equivalents at March 31, 2013 included money market funds as noted below.

	March 31, 2013
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market fund investments	$10,926,832	$10,926,832	$—	$—
Available for sale securities:
Federal agency bonds	8,085,050	8,085,050	—	—
Corporate commercial paper	4,998,650	4,998,650	—	—
Corporate bonds	1,002,887	1,002,887	—	—

Total available for sale securities	$14,086,587	$14,086,587	$—	$—

Liabilities:
Contingent Liability	$20,120,000	$—	$—	$20,120,000

	December 31, 2012
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market fund investments	$30,536,996	$30,536,996	$—	$—
Available for sale securities:
Federal agency bonds	8,089,536	8,089,536	—	—
Corporate commercial paper	3,997,480	3,997,480	—	—
Corporate bonds	1,006,635	1,006,635	—	—

Total available for sale securities	$13,093,651	$13,093,651	$—	$—

Liabilities:
Contingent Liability	$19,836,000	$—	$—	$19,836,000

Additional information for the Company’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) was follows:

Balance at December 31, 2012	$19,836,000
Contingent consideration expense	284,000
Transfers in and/or out of Level 3	—

Balance at March 31, 2013	$20,120,000

At March 31, 2013 and December 31, 2012, the balance of the contingent liability consideration, which reflects the fair value of the contingent milestone payment, was $20,120,000 and $19,836,000, respectively. The Company’s contingent consideration is based on Level 3 inputs within the fair value hierarchy. Fair values determined based on Level 3 inputs use unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. The underlying probability of payment of the contingent liability was 85% and 80% as of March 31, 2013 and December 31, 2012, respectively. The increase in the probability was due to preliminary, positive top-line study data for both of the recently completed Phase 3 clinical trials.

Certain financial instruments reflected in the consolidated balance sheets (for example, cash, accounts payable and certain other liabilities) are recorded at cost, which approximates fair value due to their short-term nature.

All available for sale securities have maturity dates less than one year. As of March 31, 2013, unrealized gains and losses on available for sale securities were immaterial.

(5)	Acquisition - Milestone Payment

In December 2009, the Company acquired the rights to dalbavancin through its acquisition of all of the outstanding shares of capital stock of Vicuron from Pfizer pursuant to a stock purchase agreement (Pfizer Agreement). The Company paid total upfront consideration of $10,000,000 for the shares of Vicuron and the dalbavancin inventory to be used in research. In addition, upon the successful clinical development, regulatory approval and first commercial sale of dalbavancin, in the United States or one of five major European markets, the Company is required to pay Pfizer an additional milestone payment of $25,000,000. Under the Pfizer Agreement, the Company, at its sole discretion, may elect to defer the milestone payment for a period of up to five years if it delivers to Pfizer a promissory note for the full amount of such milestone payment. Interest on the outstanding principal amount of the promissory note will accrue at a rate of 10% per annum, compounded annually. However, under the loan agreement with Oxford Finance LLC, or Oxford, discussed in note 6, Long-term Debt, the Company is prohibited from making any payment to Pfizer as long as amounts are outstanding under the loan agreement.

(6)	Long-term Debt

In March 2013, the Company and certain of its subsidiaries entered into a loan agreement with Oxford (the Oxford term loan), pursuant to which the Company’s wholly-owned Dutch subsidiaries borrowed an aggregate principal amount of $20,000,000. Amounts borrowed under the loan agreement are guaranteed by the Company and certain of the Company’s subsidiaries. The loan is secured by a lien on all or substantially all of the Company’s assets and the assets of the Company’s subsidiaries (other than Durata Therapeutics Limited), including the pledge of the equity interests in each of the Company’s subsidiaries.

The Oxford term loan bears interest at an annual rate equal to 8.55%. The loan agreement provides for interest-only payments through April 1, 2014, and payment of interest and principal in monthly installments starting on May 1, 2014 and continuing for 29 months thereafter through October 1, 2016. If dalbavancin is approved by the U.S. Food and Drug Administration, or FDA, before May 1, 2014, then the interest-only period may be extended by 12 months at the Company’s option so that the aggregate outstanding principal balance of the loan would be repaid in monthly installments starting on May 1, 2015 and continuing for 29 months thereafter through October 1, 2017.

At the Company’s option, the Company may elect to prepay all of the outstanding term loan plus any accrued interest, plus a prepayment penalty determined with respect to the principal amount of the term loan outstanding. During the first 12 months of each term loan, the penalty is 2.50% of the outstanding principal. During months 13 to 24 after the funding date of a term loan, the penalty is 1.50% of the outstanding principal. From month 25 to the maturity of a loan, the penalty is 0.50% of the outstanding principal. The loan agreement also provides for customary indemnification of Oxford and the other lenders from time to time party to the loan agreement.

The Company paid a fee of $150,000 to Oxford when the Company entered into the loan agreement. The Company incurred an additional $489,350 of fees, principally legal costs, directly related to the debt financing. These fees have been recorded as other assets on the consolidated balance sheet and will be amortized over the life of the debt.

In addition, the Company is required to pay a fee that is equal to the amount of the term loan (at maturity, acceleration or prepayment, as applicable) multiplied by 5.95% (provided that such percentage shall be 9.85% if the interest only period is extended through April 2015). This fee is estimated to be $1,190,000 and is recorded as a long-term liability and a debt discount that will be amortized to interest expense over the term of the debt.

In connection with the Oxford term loan, the Company agreed to grant Oxford warrants for the purchase of 67,999 shares of the Company’s common stock at an exercise price of $8.68 per share. The warrants are exercisable for seven years from the date of issuance. The grant date fair value of the warrants was $6.42 per share as estimated using a Black-Scholes pricing model. In accordance with ASC 470-20-25-2, Debt Instruments with Detachable Warrants, the proceeds from the debt issuance have been allocated between the warrants and the debt instrument based on the relative fair value. The portion allocated to the warrants has been recorded as paid-in capital and the remainder allocated to the debt instrument resulting in a debt discount that will be amortized to interest expense over the term of the loan.

The total debt discount at the time of issuance was $1,626,332 of which $32,028 has been amortized to interest expense during the period ended March 31, 2013.

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

(7)	Stockholders’ Equity and Stock Compensation

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

Also included in common stock at March 31, 2013 were 28,208 common shares issued upon exercise of options during the three month period ended March 31, 2013 and 9,972 shares of vested restricted stock. There are 13,045 restricted shares unvested as of March 31, 2013.

On April 17, 2013, the Company closed a public offering of an aggregate of 8,222,500 shares of common stock at a public offering price of $7.00 per share, including 1,072,500 shares pursuant to the exercise by the underwriters of an over-allotment option. Net proceeds were approximately $54.1 million, after deducting underwriting discounts and commissions but prior to the payment of remaining offering expenses payable by the Company. See note 11, Subsequent Events, for additional information.

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

2012 Stock Incentive Plan (2012 Plan)

In April 2012, the Company’s board of directors and stockholders approved the 2012 Plan. The 2012 Plan became effective immediately prior to the closing of the Company’s initial public offering (see note 3, Reverse Stock Split and Initial Public Offering). The 2012 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. As of March 31, 2013, the number of shares of the Company’s common stock reserved for issuance under the 2012 Plan was 407,648. This number may increase for the number of shares of the Company’s common stock subject to outstanding awards under the Company’s pre-IPO stock incentive plan, that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. In addition, the 2012 Plan provides for an annual increase, to be added on the first day of fiscal year 2014 and each subsequent anniversary until the expiration of the 2012 Plan, equal to the lowest of 437,500 shares of the Company’s common stock, 2.75% of the number of shares of the Company’s common stock outstanding on the first day of the fiscal year and an amount determined by the board of directors.

Pre-IPO Stock Incentive Plan (Incentive Plan)

Upon the closing of its initial public offering, the Company ceased granting any awards under the Incentive Plan.

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

In April 2012, the Board resolved that all options granted under the Incentive Plan may be exercisable from the date of grant. If exercised prior to full vesting, restricted shares of common stock are issued and continue to vest in the same manner as the original options awarded. Upon termination of employment any unvested options or unvested restricted shares are immediately cancelled and available for future grant under the 2012 Plan, while vested options are exercisable for a defined period. The outstanding option grants at March 31, 2013 have a term of 10 years and generally vest over periods up to 4 years.

Activity with respect to options was as follows:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life (years)
Outstanding balance, December 31, 2012	2,138,479	$3.17	8.21
Granted	273,625	7.49	—
Forfeited or expired	27,144	2.87	—
Exercised	28,208	1.69	—

Outstanding balance, March 31, 2013	2,356,752	$3.69	8.18

At March 31, 2013, the number of shares exercisable pursuant to outstanding options was 1,053,955, at a weighted average exercise price of $1.46 and a weighted average remaining contractual life of 7.40 years.

The weighted-average grant date fair value of the stock options granted during the three month period ended March 31, 2013 was $5.32 per share. The Company estimated the fair value of options granted using the Black-Scholes option pricing model. There have been no significant changes to the assumptions used to estimate the fair value of options granted during the three month period ended March 31, 2013 compared to those granted for the year ended December 31, 2012 as disclosed in note 9 to the consolidated financial statements included in the Company’s 2012 Annual Report on Form 10-K.

Share-based compensation expense for stock options granted to employees and directors is based on the estimated grant date fair value of options recognized ratably over the requisite service period, which is the vesting period of the award. The level of forfeitures expected to occur was estimated based on data from a representative group of companies with similar characteristics to the Company.

During the three month period ended March 31, 2013, 28,208 options were exercised resulting in $47,639 of proceeds to the Company.

Share-based compensation expense totaled $558,236 and $220,876 for the three month periods ended March 31, 2013 and 2012, respectively, which is included in research and development and general and administrative expenses in the accompanying consolidated statements of operations. The total unrecognized share-based compensation cost at March 31, 2013 amounted to $6,277,856, which is expected to be recognized over the next four years.

(8)	Net Loss Per Share

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

Basic net loss per share is computed by dividing net loss available (attributable) to common stockholders by the weighted average number of shares of common stock outstanding during the period. Because the holders of the participating preferred stock were not contractually required to share in the Company’s losses, in applying the two-class method to compute basic net loss per common share, no allocation to preferred stock was made for the three month period ended March 31, 2013 and 2012. Potential common shares in the diluted net loss per share computation are excluded as they would be anti-dilutive.

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of March 31, 2013 and 2012, as they would be anti-dilutive. The convertible preferred stock numbers shown in the table below are shown on a common stock equivalent basis as a result of the reverse stock split described in note 3, Reverse Stock Split and Initial Public Offering.

	March 31,
	2013	2012
Convertible preferred stock	—	9,649,738
Stock options, warrants, and unvested restricted stock	2,437,796	1,635,625

(9)	Income Taxes

The provision for income taxes is based on the estimated annual effective income tax rates for the full year. Following the transfer of the worldwide rights to dalbavancin to the Company’s wholly-owned foreign subsidiary in 2012, losses incurred by the Company result in net operating losses outside of the United States (U.S.) which are not more-likely-than-not to be realized; therefore, a full valuation allowance was recorded. Also as a result of the transfer, the Company generates taxable income in the U.S. and recorded income tax expense of $247,988 in the three month period ended March 31, 2013. During the first quarter of 2013, the research and development tax credit was reinstated and as a result, the Company recorded a $1,181,348 reduction in its income taxes payable and deferred charge for the expected 2012 credit. During the three month period ended March 31, 2012, the Company did not record an income tax benefit as net operating losses were not more-likely-than-not to be realized at that time and therefore a full valuation allowance was recorded.

(10)	Commitments and Contingencies

(a)	Employment Agreements

The Company has employment agreements with certain employees which require the funding of a specified level of payments if certain events (such as a change in control) or termination without cause occur.

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

The Company has entered into a supply agreement with Gnosis Bioresearch srl., or Gnosis, to supply it with the drug substance for dalbavancin in the form of injectable grade powder. Gnosis has agreed to produce a specified percentage of the Company’s worldwide demand for drug substance. Under this agreement, Gnosis is required to manufacture and supply, and the Company is required to purchase specified minimum annual purchase volumes of drug substance at specified prices. The agreement expires on June 12, 2017, subject to automatic renewal for successive two-year periods. The Company currently has purchase commitments of approximately $22.6 million associated with the first three years of the initial five-year term of the agreement. The Company has agreed with Gnosis to define the purchase commitments for the subsequent two years of the initial term by a date specified in the agreement. As of March 31, 2013, the Company has not incurred any amounts under the purchase commitments in this contract. The contracted amounts are estimated to be paid from 2013 through 2016. In addition, Gnosis is responsible for providing validation batches that the Company intends to submit to the FDA in connection with the Company’s New Drug Application, or NDA. The Company had purchase commitments of approximately $6.0 million to Gnosis for these validation batches. As of December 31, 2012, the Company had paid approximately $4.6 million of this amount which was recorded in prepaid expenses and other current assets on the consolidated balance sheet. During the three month period ended March 31, 2013, the Company expensed approximately $2.7 million to research and development expense based on the relative production of the active pharmaceutical ingredient during the period. The Company has also entered into an agreement with a potential secondary supplier of drug substance to manufacture registration and validation batches. The purchase commitment under this agreement is approximately $5.2 million. As of March 31, 2013, the Company has not incurred any amounts under this agreement.

The Company has entered into a development and supply agreement with Hospira Worldwide, Inc., or Hospira, for its fill and finish services. Under this agreement, Hospira is required to supply and the Company is required to purchase a specified percentage of its commercial requirements of dalbavancin. The Company is also required to pay Hospira aggregate development fees of approximately $1.7 million based on the occurrence of specified milestone events. Through March 31, 2013, the Company has incurred approximately $1.2 million of this amount, which has been recorded as research and development expense in the consolidated statement of operations. The agreement expires five years after the first commercial sale of dalbavancin, subject to an automatic renewal for an indefinite period.

(c)	Leasing Arrangements

During 2012, the Company entered into a lease for office space in Chicago, Illinois which the Company uses for corporate and commercial functions. The Company has agreed to pay aggregate rental fees of approximately $1.2 million over the 65 month term. The Company has provided a security deposit in the form of a letter of credit for the benefit of the landlord in the amount of $500,000, which amount will be reduced incrementally over the term of the lease. Also during 2012, the Company entered into a lease for office space in Branford, Connecticut which the Company uses for research and development, clinical and regulatory functions. The Company has agreed to pay aggregate rental fees of approximately $1.8 million over the 62 month term. The Company has provided a security deposit in the form of a letter of credit for the benefit of the landlord in the amount of $640,809, which increased by $290,809 since December 31, 2012 due to the landlord’s financing of leasehold improvements in excess of the construction allowance during that period. The amount will be reduced incrementally over the term of the lease.

The letters of credit outstanding are collateralized with certificates of deposit.

As of March 31, 2013, the remaining future commitment under these leases is $2.9 million.

(d)	Contingencies

From time to time, the Company may be involved in various legal actions arising out of the ordinary conduct of business. In the opinion of management, the ultimate disposition of such actions will not materially affect the Company’s consolidated financial position, results of operations or cash flows.

(11)	Subsequent Events

The Company filed a registration statement on Form S-1 for the issuance of common stock that became effective April 11, 2013. The Company closed the offering on April 17, 2013. The Company sold an aggregate of 8,222,500 shares of its common stock under the registration statement at a public offering price of $7.00 per share, including 1,072,500 shares pursuant to the exercise by the underwriters of an over-allotment option. Net proceeds were approximately $54.1 million, after deducting underwriting discounts and commissions but prior to the payment of remaining offering expenses estimated at $750,000 payable by the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2013. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a pharmaceutical company focused on the development and commercialization of novel therapeutics for patients with infectious diseases and acute illnesses. We have recently completed two global Phase 3 clinical trials with our lead product candidate, dalbavancin, for the treatment of patients with acute bacterial skin and skin structure infections, or ABSSSI. Dalbavancin is an intravenous antibiotic product candidate designed for once-weekly dosing. Preliminary top-line data from each of our two recently completed global Phase 3 clinical trials indicate that dalbavancin achieved its primary efficacy endpoint of non-inferiority of clinical response at 48 to 72 hours after initiation of therapy, as determined by the cessation of spread of the lesion, as well as the resolution of fever. The data also indicate that dalbavancin achieved its secondary endpoint, which was clinical success at the end of treatment. We expect that this endpoint will be the primary efficacy endpoint for regulatory review in Europe. We plan to submit a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, in mid-2013 and a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, by the end of 2013. If approved, we intend to directly commercialize dalbavancin in the United States and possibly Western Europe with a targeted hospital sales force and to use a variety of types of collaboration arrangements for commercialization in other markets.

We acquired our rights to dalbavancin through our acquisition of all of the outstanding shares of capital stock of Vicuron Pharmaceuticals Inc., or Vicuron, from Pfizer Inc., or Pfizer, in December 2009. We paid total upfront consideration of $10 million for the Vicuron shares and dalbavancin inventory to be used in research. In March 2011, Pfizer refunded to us $6 million of the initial purchase price under the terms of our stock purchase agreement, based on documentation we provided that supported the position that marketing approval for dalbavancin required more than one new Phase 3 clinical trial. Following the first commercial sale of dalbavancin for the treatment of ABSSSI in the United States, the United Kingdom, Germany, Italy, Spain or France, we are obligated to pay Pfizer an additional milestone payment of $25 million. However, at our sole discretion, we may elect to defer the milestone payment for a period of up to five years if we deliver to Pfizer a promissory note for the full amount of such milestone payment. Interest on the outstanding principal amount of the promissory note will accrue at a rate of 10% per annum, compounded annually. However, under our loan agreement with Oxford Finance LLC, or Oxford, discussed in note 6, Long-term Debt, to the consolidated financial statements, we are prohibited from making any payment to Pfizer as long as amounts are outstanding under the loan agreement.

We were incorporated and commenced active operations in the fourth quarter of 2009. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital and acquiring and developing dalbavancin. To date, we have not generated any revenues and have financed our operations primarily with net proceeds from private placements of our preferred stock, our initial public offering of common stock, which we closed in July 2012, and a $20.0 million secured debt financing, which we completed in March 2013. As of March 31, 2013, we had a deficit accumulated during the development stage of $123.1 million. Our net loss was $15.8 million for the three month period ended March 31, 2013.

In July 2012, we closed the initial public offering of our common stock pursuant to a registration statement on Form S-1, as amended. We sold an aggregate of 8,625,000 shares of common stock under the registration statement at a public offering price of $9.00 per share, including 1,125,000 shares pursuant to the exercise by the underwriters of an over-allotment option. Net proceeds were approximately $73.9 million, after deducting underwriting discounts and commissions but prior to the payment of remaining offering expenses payable by us. In March 2013, we and certain of our subsidiaries entered into the loan and security agreement, or loan agreement, with Oxford pursuant to which our wholly-owned Dutch subsidiaries borrowed an aggregate principal amount of $20.0 million. Amounts borrowed under our loan agreement are guaranteed by us and certain of our subsidiaries. The loan is secured by a lien on all or substantially all of our assets and the assets of our subsidiaries (other than Durata Therapeutics Limited), including the pledge of the equity interests in each of our subsidiaries.

On April 17, 2013, we closed a public offering of 8,222,500 shares of common stock at a public offering price of $7.00 per share, including 1,072,500 shares pursuant to the exercise by the underwriters of an over-allotment option. Net proceeds were approximately $54.1 million, after deducting underwriting discounts and commissions but prior to the payment of remaining offering expenses payable by us.

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

We anticipate that we will continue to incur significant research and development expenses in connection with evaluating the results of our recently completed Phase 3 clinical trials of dalbavancin for the treatment of patients with ABSSSI, seeking marketing approval for dalbavancin and manufacturing drug product. In addition, if we obtain marketing approval of dalbavancin, we expect to incur significant research and development expenses, including expenses for clinical trials for additional product candidates in the future.

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

Subsequent to the closing date of the acquisition, we measure the contingent consideration arrangements at fair value for each period with changes in fair value recognized in our statements of operations under acquisition related charges, net. Changes in fair value reflect new information about the acquired in process research and development asset and its progress toward approval, and the passage of time, and therefore ultimately the probability of achieving regulatory approval for dalbavancin. Separately, the possibility of receiving the $6 million contingent asset was also reassessed as development efforts continued. In the absence of new information, changes in fair value reflect only the passage of time as development work towards the achievement of the milestones progresses. The balance of the contingent liability consideration, which reflects the fair value of the contingent milestone payment, was $20.1 million as of March 31, 2013 and $19.8 million as of December 31, 2012. We have classified this liability as noncurrent in our consolidated balance sheets, as payment is not expected to occur within twelve months. We received the $6 million contingent receivable in March 2011.

Interest Income

Our cash and cash equivalents are invested primarily in money market accounts and other short-term investments, which generate a small amount of interest income. We expect to continue that investment philosophy as we obtain more financing proceeds.

Interest Expense

Interest expense consists of interest and amortization of debt discount related to our long-term debt financing that was completed in March 2013.

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

Our significant accounting policies are described in more detail in the notes to our financial statements. However, we believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations:

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

We apply the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation, which we refer to as ASC 718. Determining the amount of share-based compensation to be recorded requires us to develop estimates of the fair value of stock options as of their grant date. Share-based compensation expense is recognized ratably over the requisite service period, which in most cases is the vesting period of the award. Calculating the fair value of share-based awards requires that we make highly subjective assumptions. We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, the risk free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. Because we have a limited operating history and only recently became a public company, we use data from a representative group of companies to estimate expected stock price volatility. We selected companies from the biopharmaceutical industry with similar characteristics to us, including those in the early stage of product development and with a therapeutic focus. We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. We use a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. There have been no significant changes to the assumptions used to estimate the fair value of options granted during the three month period ended March 31, 2013 compared to those granted for the year ended December 31, 2012 as disclosed in note 9 to the consolidated financial statements included in our Annual Report on Form 10-K.

Share-based compensation expense associated with stock options granted to employees was $0.6 million and $0.2 million for the three month periods ended March 31, 2013 and 2012, respectively. As of March 31, 2013, we had $6.3 million of total unrecognized share-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately 3.00 years. While our share-based compensation for stock options granted to employees to date has not been material to our financial results, the impact may grow in future periods due to the potential increases in the value of our common stock and headcount.

Under ASC 718, we are required to estimate the level of forfeitures expected to occur and record share-based compensation expense only for those awards that we ultimately expect will vest. Due to the lack of historical forfeiture activity of our plan, we estimated our forfeiture rate based on data from a representative group of companies with similar characteristics to us. Through March 31, 2013, actual forfeitures have not been material.

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

Results of Operations

Comparison of Three Month Periods Ended March 31, 2013 and 2012

The following table summarizes selected operating expense data for the three month periods ended March 31, 2013 and 2012:

	Three Month Period Ended
(In Thousands)	March 31, 2013	March 31, 2012
Operating Expenses:
Research and development expenses	$11,092	$6,771
General and administrative expenses	4,050	1,221
Acquisition related charges, net	284	268

Research and Development Expenses

Our research and development work since our inception is principally related to the activities associated with seeking approval to market dalbavancin. Such activities include clinical trial costs, trial product manufacturing and sourcing, and regulatory activities related to a potential NDA submission. Our research and development expenses in the three month period ended March 31, 2013 increased $4.3 million to $11.1 million from $6.8 million in the three month period ended March 31, 2012. The increase is primarily due to the production of active pharmaceutical ingredient, or API, in anticipation of commercialization, consulting fees incurred as we evaluated the results of our recently completed Phase 3 clinical trials and an increase in payroll related expenses. Research and development expenses during the three month periods ended March 31, 2013 and 2012 included the following:

•

CRO and other clinical trial related expenses were $4.7 million for the three month period ended March 31, 2013, representing 42% of total research and development expenses during the period, and were principally comprised of expenses for clinical trial activities. CRO and other clinical trial expenses were $4.6 million for the three month period ended March 31, 2012.

•

Chemistry, manufacturing and control, or CMC, related expenses were $3.0 million for the three month period ended March 31, 2013, representing 27% of total research and development expenses during the period, and were principally comprised of costs related to the production of API in anticipation of commercialization. CMC related expenses were $0.5 million for the three month period ended March 31, 2012, and were principally comprised of costs related to the acquisition of comparator products used in the clinical trials and clinical trial drug product.

•

Consulting fees were approximately $2.0 million for the three month period ended March 31, 2013, representing 18% of total research and development expenses during the period, and were comprised of $1.2 million for clinical activity consultants, including database, microbiology, toxicology and pharmacology consultants, $0.3 million for regulatory consultants, $0.3 million for CMC consultants and $0.2 million for quality assurance consultants. Consulting fees were $0.9 million for the three month period ended March 31, 2012, and were comprised of $0.4 million for clinical activity consultants, including database, microbiology and pharmacology consultants, $0.2 million for regulatory consultants, and $0.3 million for CMC consultants. The increase of $1.1 million is primarily due to the increase in clinical trial activities as we evaluated the results of our recently completed Phase 3 clinical trials.

•

Payroll expenses were approximately $1.4 million for the three month period ended March 31, 2013, representing 13% of total research and development expenses during the period, and were principally comprised of salaries, payroll taxes and benefits for our employees in research and development. We had 18 employees in research and development at March 31, 2013. Payroll expenses for the three month period ended March 31, 2013 also included share-based compensation expense for employees of approximately $122,000. We had eight employees in research and development at March 31, 2012. Payroll expenses for the three month period ended March 31, 2012 were $0.8 million, which included $28,000 of share-based compensation expense. The increase is primarily related to increased headcount.

General and Administrative Expenses

Our general and administrative expenses in the three month period ended March 31, 2013 increased $2.9 million to $4.1 million from $1.2 million in the three month period ended March 31, 2012. The increase related to our continued expansion efforts in preparation for the anticipated commercial launch of dalbavancin and increased costs associated with operating as a public company. General and administrative expenses during three month periods ended March 31, 2013 and 2012 included the following:

•

Payroll expense for the three month period ended March 31, 2013 was $2.3 million, representing 56% of total general and administrative expenses during the period, and was principally comprised of salaries, payroll taxes and benefits for our general and administrative employees. Payroll expense of a similar nature was $0.8 million for the three month period ended March 31, 2012. Payroll expense for the three month periods ended March 31, 2013 and 2012 included share-based compensation expense for employees of $0.4 million and $0.2 million, respectively. The increase of $1.5 million is primarily due to increased headcount.

•

Professional fee expense for the three month period ended March 31, 2013 was $0.4 million, representing 10% of total general and administrative expenses during the period, and was principally comprised of fees for legal services. Professional fee expense of a similar nature was $0.1 million for the three month period ended March 31, 2012.

•

Consulting fees for the three month period ended March 31, 2013 were $0.7 million, representing 17% of total general and administrative expenses during the period, and were principally comprised of tax services, business development, public relations, audit and public reporting fees, and research projects for our medical affairs and commercial departments. Consulting fees were $0.1 million for the three month period ended March 31, 2012. The increase of $0.6 million is due to costs associated with being a public company and the advancement of our commercial planning activities.

•

Occupancy and other operating expense for the three month period ended March 31, 2013 was $0.6 million, representing 15% of total general and administrative expenses during the period, and was principally comprised of rent, utilities, office and other expenses. Occupancy and other operating expense of a similar nature was $0.2 million for the three month period ended March 31, 2012. The increase of $0.4 million is primarily related to an increase in insurance related costs due to operating as a public company, an increase in franchise taxes, and costs associated with information technology.

•

Non-employee compensation expense for the three month period ended March 31, 2013 was $0.1 million, representing 2% of total general and administrative expense during the period, and included board of director fees and expense related to non-employee director stock option awards. Non-employee share-based compensation expense for the three month period ended March 31, 2012 was approximately $7,400.

Acquisition Related Charges, Net

Acquisition related charges, net principally consisted of the accretion of the contingent liability related to the $25.0 million milestone payment that will be due upon the successful clinical development, regulatory approval and first commercial sale of dalbavancin. The contingent liability increased by $0.3 million for the three month period ended March 31, 2013 and $0.3 million for the three month period ended March 31, 2012, which was recorded as a charge to acquisition related charges, net. Such increase in both periods was due to accretion over the period.

Income Taxes

In June 2012, we formed a wholly-owned foreign subsidiary to which we transferred the worldwide rights to dalbavancin. This transaction provided us with the ability to fully utilize all of our available U.S. federal and state net operating loss carryforwards and resulted in cumulative cash tax payments in the United States of $10.4 million through March 31, 2013. In accordance with ASC 810-10-45-8, we recorded these payments as a deferred charge in other assets in our consolidated balance sheet and will amortize it as a component of income tax expense in our consolidated statement of operations over the estimated life of the intellectual property, beginning on the date of approval of dalbavancin for commercial sale in a major worldwide market. We expect that this transaction could potentially lower our blended statutory tax rate once we begin commercial sales of dalbavancin. Losses incurred after the date of such transaction result in net operating losses outside the United States which are not more-likely-than-not to be realized; therefore, a full valuation allowance was recorded and no financial statement tax benefit was recorded in 2013. Also as a result of the transfer, we generate taxable income in the U.S. and recorded income tax expense of $0.3 million in the three month period ended March 31, 2013.

During the three month period ended March 31, 2012, the Company did not record an income tax benefit as net operating losses incurred during that period were not more-likely-than-not to be realized at that time and therefore a full valuation allowance was recorded.

Interest Expense

Interest expense recorded in the three month period ended March 31, 2013 consisted of interest incurred and amortization of debt discount related to the debt financing completed in March 2013. No interest expense was incurred in 2012.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have not generated any revenues and have financed our operations primarily through private placements of our preferred stock, an initial public offering of our common stock, which we closed in July 2012, a secured debt financing, which we completed in March 2013, and a public offering of our common stock, which we closed in April 2013. As of March 31, 2013, we had cash and cash equivalents totaling $32.6 million and short-term investments of $14.1 million. We primarily invest our cash and cash equivalents in money market funds. The following table summarizes our cash flow activity for the three month periods ended March 31, 2013 and 2012:

	Three Month Period Ended
(In Thousands)	March 31, 2013	March 31, 2012
Net cash used in operating activities	$(17,447)	$(6,934)
Net cash used in investing activities	(1,691)	—
Net cash provided by financing activities	$19,523	$20,732

The foregoing table does not include the proceeds from our public offering that we closed on April 17, 2013. We sold an aggregate of 8,222,500 shares of our common stock under the registration statement at a public offering price of $7.00 per share, including 1,072,500 shares pursuant to the exercise by the underwriters of an over-allotment option. Net proceeds were approximately $54.1 million, after deducting underwriting discounts and commissions but prior to the payment of remaining offering expenses payable by us.

Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The increase in net cash used in 2013 was primarily related to the payments related to research and development costs related to the advancement of our development program for dalbavancin that were accrued in 2012 and increased general and administrative related costs as a result of being a public company.

Investing Activities

Net cash used by investing activities during the three month period ended March 31, 2013 was primarily related to the purchase of property and equipment, cash invested in short-term investments and an increase in our certificate of deposit held by the bank as collateral for an irrevocable standby letter of credit issued in connection with one of our office leases.

Financing Activities

Net cash provided by financing activities for the three month period ended March 31, 2013 was principally the result of the proceeds from the $20.0 million secured debt financing that we closed in March 2013 partially offset by financing fees paid in connection with the financing of $0.5 million. Net cash provided by financing activities for the three month period ended March 31, 2012 was primarily the result of net proceeds of $22.0 million from the sale and issuance of our series A preferred stock, partially offset by the payment of deferred offering costs of $1.3 million related to our initial public offering that closed in July 2012.

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

We expect that our existing cash and cash equivalents and short-term investments, including the proceeds from our public offering that we closed in April 2013, will enable us to sustain our operations through early 2015. We estimate that such funds will be sufficient to enable us to seek marketing approval in the United States and the European Union for, and, if approved for the treatment of patients with ABSSSI, to commercially launch dalbavancin in the United States and possibly Western Europe, as well as explore the development of dalbavancin in additional indications. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. This estimate assumes, among other things, that, at our sole discretion pursuant to the terms of our agreement with Pfizer, we elect to defer for a period of up to five years payment of the $25 million milestone that we will become obligated to pay upon the first commercial sale of dalbavancin by delivering to Pfizer a promissory note for such amount. Interest on the outstanding principal amount of the promissory note will accrue at a rate of 10% per annum, compounded annually. Our future capital requirements will depend on many factors, including:

•	the final results of our recently completed Phase 3 clinical trials of dalbavancin;

•	the costs, timing and outcome of regulatory review of dalbavancin;

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

We do not have any committed external source of funds. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

In March 2013, we and certain of our subsidiaries entered into a loan agreement with Oxford, pursuant to which our wholly-owned Dutch subsidiaries borrowed an aggregate principal amount of $20.0 million. Amounts borrowed under the loan agreement are guaranteed by us and certain of our subsidiaries. The loan is secured by a lien on all or substantially all of our assets and the assets of our subsidiaries (other than Durata Therapeutics Limited), including the pledge of the equity interests in each of our subsidiaries.

The Oxford term loan bears interest at an annual rate equal to 8.55%. The loan agreement provides for interest-only payments through April 1, 2014, and payment of interest and principal in monthly installments starting on May 1, 2014 and continuing for 29 months thereafter through October 1, 2016. If dalbavancin is approved by the FDA before May 1, 2014, then the interest-only period may be extended by 12 months at our option so that the aggregate outstanding principal balance of the loan would be repaid in monthly installments starting on May 1, 2015 and continuing for 29 months thereafter through October 1, 2017.

We paid a fee of $150,000 when we entered into the loan agreement. In addition, we are required to pay a fee that is equal to the amount of the term loan (at maturity, acceleration or prepayment, as applicable) multiplied by 5.95% (provided that such percentage shall be 9.85% if the interest only period is extended through April 2015). At our option, we may elect to prepay all of the outstanding term loan plus any accrued interest, plus a prepayment penalty determined with respect to the principal amount of the term loan outstanding. During the first 12 months of the term loan, the penalty is 2.50% of the outstanding principal. During months 13 to 24 after the funding date of a term loan, the penalty is 1.50% of the outstanding principal. From month 25 to the maturity of a loan, the penalty is 0.50% of the outstanding principal. The loan agreement also provides for indemnification of Oxford and the other lenders from time to time party to the loan agreement.

In connection with the loan agreement, we granted Oxford warrants for the purchase of 67,999 shares of our common stock at an exercise price of $8.68 per share. The warrants are exercisable for seven years from the date of issuance.

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

There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations and Commitments” in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under Securities and Exchange Commission rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents and available for sale securities of $46.7 million and $45.4 million as of March 31, 2013 and December 31, 2012, respectively. Our current investment policy is to invest our cash in a variety of financial instruments, principally deposits, securities issued by the U.S. government and its agencies, corporate fixed income, and money market instruments. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs, and fiduciary control of cash and investments. We seek to maximize income from our investments without assuming significant risk.

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

We contract with CROs and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of March 31, 2013 and December 31, 2012, substantially all of our liabilities were denominated in the U.S. dollar.

Our long-term debt obligation bears interest at a fixed rate and therefore we do not have exposure to changes in interest rates on borrowings under this facility.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 1A.	Risk Factors.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $15.8 million for the three month period ended March 31, 2013 and $62.5 million for the year ended December 31, 2012. As of March 31, 2013, we had a deficit accumulated during the development stage of $123.1 million. To date, we have not generated any revenues and have financed our operations primarily through private placements of our preferred stock, an initial public offering of our common stock, which we closed in July 2012, a secured debt financing, which we completed in March 2013, and a public offering of our common stock, which we closed in April 2013. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and operating losses for the next several years. The net losses we incur may fluctuate significantly from quarter to quarter.

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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval for and commercialize dalbavancin. This will require us to be successful in a range of challenging activities, including:

•	subject to positive results from our recently completed Phase 3 clinical trials, applying for and obtaining marketing approval for dalbavancin;

•	protecting our rights to our intellectual property portfolio related to dalbavancin;

•	contracting for the manufacture of commercial quantities of dalbavancin; and

•	establishing sales, marketing and distribution capabilities to effectively market and sell dalbavancin in the United States and possibly Western Europe.

We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business or continue our operations. A decline in the value of our company could also cause stockholders to lose all or part of their investment.

Our short operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.

We are an early-stage company. We were incorporated and commenced active operations in the fourth quarter of 2009. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital and acquiring and developing dalbavancin. We have not yet demonstrated our ability to successfully complete the development of or obtain marketing approval for any product candidate, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We expect that our existing cash and cash equivalents and short-term investments, including proceeds from our public offering that we closed in April 2013, will enable us to sustain our operations through early 2015. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. This estimate assumes, among other things, that, at our sole discretion pursuant to the terms of our agreement with Pfizer, we elect to defer for a period of up to five years payment of the $25 million milestone that we will become obligated to pay upon the first commercial sale of dalbavancin by delivering to Pfizer a promissory note for such amount. Interest on the outstanding principal amount of the promissory note will accrue at a rate of 10% per annum, compounded annually. Our future capital requirements will depend on many factors, including:

•	the final results of our recently completed Phase 3 clinical trials of dalbavancin;

•	the costs, timing and outcome of regulatory review of dalbavancin;

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the stock ownership interest of our stockholders will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our existing indebtedness and the pledge of our assets as collateral limit our ability to obtain additional debt financing.

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

In March 2013, we and certain of our subsidiaries entered into a loan agreement with Oxford, pursuant to which our wholly-owned Dutch subsidiaries borrowed an aggregate principal amount of $20.0 million. Amounts borrowed under our loan agreement are guaranteed by us and certain of our subsidiaries. The loan is secured by a lien on all or substantially all of our assets and the assets of our subsidiaries (other than Durata Therapeutics Limited), including the pledge of the equity interests in each of our subsidiaries. We could in the future incur additional indebtedness beyond such amount.

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

We intend to satisfy our current and future debt service obligations with our cash and cash equivalents and short-term investments, including the proceeds of the public offering that we closed in April 2013, and funds from external sources. However, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt. Funds from external sources may not be available on acceptable terms, if at all. In addition, a failure to comply with the covenants under our debt instruments could result in an event of default under those instruments. In the event of an acceleration of amounts due under our debt instruments as a result of an event of default, including an event of default under our loan agreement with Oxford triggered by the occurrence of any material adverse change in our business, operations or condition (financial or otherwise) or material impairment of the prospect of repayment of any portion of such debt, we may not have sufficient funds and may be unable to arrange for additional financing to repay our indebtedness, and the lenders could seek to enforce security interests in the collateral securing such indebtedness. In addition, the covenants under our debt instruments and the pledge of our assets as collateral limit our ability to obtain additional debt financing.

We have begun to incur increased costs as a result of recently becoming a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we have begun to incur significant legal, accounting and other expenses that we did not incur as a private company. These costs will continue to increase, particularly after we are no longer an “emerging growth company.” In addition, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, the listing requirements of The NASDAQ Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, as an emerging growth company, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm until we are no longer an emerging growth company. To achieve compliance with Section 404, we have documented and evaluated the effectiveness our internal control over financial reporting. We will need to continue to dedicate internal resources to continuously assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

We have invested a significant portion of our efforts and financial resources in the development of dalbavancin for the treatment of patients with ABSSSI. Our ability to generate product revenues, which we do not expect will occur before 2014, at the earliest, will depend heavily on our obtaining marketing approval for and commercializing, dalbavancin. The success of dalbavancin will depend on several factors, including the following:

•	the final results of our recently completed Phase 3 clinical trials of dalbavancin;

•	receipt of marketing approvals from applicable regulatory authorities;

•	making arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity;

•	protecting our rights in our intellectual property portfolio;

•	launching commercial sales of dalbavancin, if and when approved, whether alone or in collaboration with others;

•	acceptance of dalbavancin, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies; and

•	a continued acceptable safety profile of dalbavancin following approval.

Successful development of dalbavancin for additional indications, including pediatric and adult osteomyelitis, diabetic foot infection and pneumonia, as well as new formulations, will depend on similar factors.

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

In 2012, we began to build our commercialization and marketing infrastructure for dalbavancin in the United States. However, we have no prior experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must continue to develop a sales and marketing organization or outsource these functions to third parties. Ultimately, we expect that our commercial organization that we plan to build in the United States and possibly Western Europe will include a targeted hospital sales force, a marketing and medical affairs staff, a reimbursement support team, a hospital formulary specialist team and a specialty distribution team. Although we are currently evaluating our commercialization strategy outside the United States and Western Europe, we expect that we would commercialize dalbavancin in other markets through a variety of types of collaboration arrangements with leading pharmaceutical and biotechnology companies.

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

We intend to enhance our product pipeline through strategically in-licensing or acquiring approved products or clinical stage product candidates for the hospital and acute care markets. Because we do not engage in drug discovery or early stage research, the future growth of our business will depend in significant part on our ability to in-license or acquire rights to approved products or additional product candidates. However, we may be unable to in-license or acquire any products or product candidates from third parties. The in-licensing and acquisition of pharmaceutical products is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire products or product candidates that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

Although we expect to commercialize dalbavancin ourselves in the United States and possibly Western Europe, we intend to seek to commercialize dalbavancin through a variety of types of collaboration arrangements in other markets, including Eastern Europe and Asia. In addition, we may seek third-party collaborators for development and commercialization of other product candidates. Our likely collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangement. However, if we do enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

We have relied on third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials for dalbavancin and expect to rely on these third parties to conduct clinical trials of any other product candidate that we develop. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our product development activities.

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

We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

Even if we are able to establish and maintain such arrangements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third party;

•	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and

•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

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

We may enter into additional agreements, including license agreements, in the future that impose diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these future obligations, third parties may have the right to terminate these agreements, in which event we might not be able to market any product that is covered by these agreements, which could materially adversely affect the value of the product candidate being developed under any such license agreement. Termination of these license agreements or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms, or cause us to lose rights in important intellectual property or technology.

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

For example, between 2005 and 2007, the FDA issued three approvable letters relating to the new drug application, or NDA, filed in December 2004 for dalbavancin, and in September 2008, Pfizer globally withdrew all marketing applications for dalbavancin. In general, approvable letters identify issues that must be addressed in order to obtain approval of a pending NDA. The first two approvable letters raised, in part, open items on the manufacturing process of dalbavancin. After addressing the first approvable letter by making changes to the manufacturing process, Pfizer made additional changes to the manufacturing process, resulting in a second approvable letter. Because of the close scrutiny by the FDA in the prior review, as well as questions raised in these prior approvable letters, regarding the manufacturing process for dalbavancin active pharmaceutical ingredient, or API, we expect the manufacture of dalbavancin again may be a focus of the FDA’s review of our planned NDA submission. The dalbavancin API manufacturing process is complicated and the Gnosis facility has only made a small amount in the past two to five years. We are working closely with Gnosis and several consultants on the process to obtain the data we need for our planned NDA submission and review. We plan to submit to the FDA data from several non-cGMP batches of previously manufactured API, for the sole purpose of meeting long-term stability requirements. These batches are not intended for clinical or commercial use. During the FDA’s review, as part of the rolling submission we have been granted, we intend to submit data from new batches of dalbavancin API currently being produced to satisfy registration requirements and provide further stability data, if required. The third approvable letter in part requested that Pfizer justify the non-inferiority margin used for the then-current Phase 3 clinical trial comparing dalbavancin and cefazolin. In addition, the EMA questioned the approvability of Pfizer’s marketing authorization application based on remaining objections that a single pivotal trial in complicated skin and skin structure infections did not provide sufficiently robust data and that patients enrolled in the trial were not sick enough to support use in the desired indication. The FDA and the EMA may identify additional issues as their review of our current or future applications proceeds.

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

We recently completed our Phase 3 clinical trial program for dalbavancin pursuant to special protocol agreements, or SPAs, with the FDA based on draft guidance issued by the FDA in 2010 for the development of drugs to treat ABSSSI. We also designed our recently completed Phase 3 clinical trials based on scientific advice that we received from the EMA in December 2010 to meet the regulatory filing requirements for dalbavancin in the European Union. Once the FDA and an applicant reach an agreement under the special protocol assessment process regarding the design and size of a clinical trial, the agreements generally cannot be changed after the clinical trial begins. However, the FDA may revoke or alter an agreement under defined circumstances, such as changes in the relevant data or assumptions provided by the sponsor or the emergence of new public health concerns. A revocation or alteration in our existing SPAs could significantly delay or prevent approval of our application. In addition, any significant change to the protocols for a clinical trial subject to an SPA would require prior FDA approval, which could delay implementation of such a change and the conduct of the related clinical trial. Our SPAs with the FDA and the scientific advice from the EMA do not ensure that dalbavancin will receive marketing approval or that the approval process will be faster than conventional regulatory procedures or other timeline that has been approved by the FDA. In October 2012, the FDA designated dalbavancin as a QIDP. The QIDP designation provides for priority review by the FDA, eligibility for “fast-track” status with its associated rolling review, and extension of statutory exclusivity periods with respect to the product for an additional five years upon FDA approval of the product for the treatment of ABSSSI. The QIDP designation does not ensure that dalbavancin will receive marketing approval.

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

More recently, in March 2010, President Obama signed into law the Health Care Reform Law, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Effective October 1, 2010, the Health Care Reform Law revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with health care practitioners. We will not know the full effects of the Health Care Reform Law until applicable federal and state agencies issue regulations or guidance under the new law. Although it is too early to determine the full effect of the Health Care Reform Law, the new law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

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

The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. In addition, we may not pursue or obtain patent protection in all major markets. Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. However, prior to March 16, 2013, in the United States, the first to invent was entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

Moreover, we may be subject to a third party preissuance submission of prior art to the U.S. Patent and Trademark Office or become involved in opposition, derivation, reexamination, inter partes review, post grant review, interference proceedings or other patent office proceedings or litigation, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. In October 2012, the FDA designated dalbavancin as a Qualified Infectious Disease Product, or QIDP. This designation provides 10 years of exclusivity in the United States if the FDA approves dalbavancin for the treatment of ABSSSI.

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

In addition, we have not yet established a proprietary name for dalbavancin in any jurisdiction. Any proprietary name we propose to use with dalbavancin in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable proprietary product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

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

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategies. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially own a majority of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our certificate of incorporation and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

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

•	require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company through December 31, 2017. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of April 30, 2013, we had outstanding 26,626,639 shares of common stock, including the shares that we sold in our public offering of common stock that we closed on April 17, 2013. Of these shares, 9,659,651 shares are currently restricted as a result of securities laws or lock-up agreements and the remainder are freely tradable. Moreover, holders of an aggregate of 9,537,533 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

In October 2012, we registered all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold by us during the three months ended March 31, 2013, that were not registered under the Securities Act of 1933, as amended, or the Securities Act. Also included is the consideration, if any, received by us for the securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

Issuances of securities

In March 2013, we and certain of our subsidiaries entered into a loan and security agreement, or loan agreement, with Oxford Finance LLC, or Oxford, pursuant to which our wholly-owned Dutch subsidiaries borrowed an aggregate principal amount of $20.0 million. In connection with the loan agreement, we granted Oxford warrants for the purchase of 67,999 shares of our common stock at an exercise price of $8.68 per share. The warrants are exercisable for seven years from the date of issuance.

No underwriters were involved in the foregoing issuance of securities. The securities described in this section were issued to a single investor in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. Oxford represented to us in connection with the issuance of the warrants that Oxford was an accredited investor and was acquiring the securities for its own account for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that Oxford could bear the risks of the investment and could hold the securities for an indefinite period of time. Oxford received written disclosures that the securities and the common stock issuable upon the exercise of such securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.

Use of Proceeds from Registered Securities

On July 24, 2012, we closed our initial public offering of 8,625,000 shares of our common stock at a price of $9.00 per share for an aggregate offering price of approximately $77.6 million, including 1,125,000 shares of our common stock pursuant to the exercise of the underwriters’ option to purchase additional shares. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-180280), which was declared effective by the SEC on July 18, 2012.

We received aggregate net proceeds from the offering of approximately $73.9 million, after deducting underwriting discounts and commissions, or approximately $71.3 million after the payment of $2.6 million of other offering expenses payable by us.

As of March 31, 2013, we have used approximately $44 million of the net proceeds from the offering as follows:

•	approximately $22 million to fund the clinical development of and seek marketing approval in the United States and the European Union for dalbavancin for the treatment of patients with ABSSSI;

•	approximately $3 million to fund the scale up of the manufacturing of dalbavancin in preparation for commercial launch; and

•	approximately $19 million for working capital and other general corporate purposes.

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

Date: May 9, 2013	DURATA THERAPEUTICS, INC.

	By:	/s/ Corey N. Fishman
Corey N. Fishman
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.19	Loan and Security Agreement, dated as of March 5, 2013, among the Registrant, certain of the Registrant’s subsidiaries, and Oxford Finance LLC

10.20	Form of Warrant to Purchase Stock issued in connection with the Loan and Security Agreement, dated as of March 5, 2013, between the Registrant and Oxford Finance LLC

10.21	Security Agreement, dated as of March 5, 2013, among the Registrant, Vicuron Pharmaceuticals Inc., and Oxford Finance LLC

10.22	Unconditional Guaranty, dated as of March 5, 2013, by the Registrant and Vicuron Pharmaceuticals Inc. in favor of Oxford Finance LLC

10.23	Subordination Agreement, dated as of March 5, 2013, among the Registrant, certain of the Registrant’s subsidiaries, and Oxford Finance LLC

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Database*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet at March 31, 2013 (unaudited) and December 31, 2012 (ii) Consolidated Statement of Operations for the three month period ended March 31, 2013 and 2012 and the period from inception (November 4, 2009) to March 31, 2013 (unaudited), (iii) Consolidated Statement of Cash Flows for the three month period ended March 31, 2013 and 2012 and for the period from inception (November 4, 2009) to March 31, 2013 (unaudited) and (iv) Notes to Consolidated Financial Statements (unaudited).

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.