Form 10-Q
period 2013-06-30
Durata Therapeutics, Inc.
filed 2013-08-07
CIK 1544116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, there were 26,630,596 shares of Common Stock, $0.01 par value per share, outstanding.

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

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheet

(Unaudited)

Item 1.	Financial Statements.

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$61,383,842	32,257,170
Short-term investments	22,094,737	13,093,651
Prepaid expenses and other current assets	1,856,886	5,844,630

Total current assets	85,335,465	51,195,451
Acquired in process research and development	15,292,000	15,292,000
Goodwill	5,811,000	5,811,000
Property and equipment, net	1,008,856	981,421
Restricted cash	1,145,211	851,566
Deferred charge	11,235,427	12,416,775
Other assets	575,946	—

Total assets	$120,403,905	86,548,213

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,228,044	8,617,978
Accrued expenses	8,596,523	10,601,613
Current portion of long-term debt	1,204,910	—
Income taxes payable	—	2,281,224

Total current liabilities	15,029,477	21,500,815
Long-term debt (less unamortized debt discount of $1,442,613 at June 30, 2013)	17,352,477	—
Non-current income tax payable	1,412,024	1,116,687
Contingent consideration	20,409,000	19,836,000
Accrued interest liability	1,190,000	—
Other liabilities	317,763	222,259

Total liabilities	55,710,741	42,675,761

Commitments and contingencies (note 9)
Stockholders’ equity:
Common stock, $0.01 par value; 125,000,000 shares authorized at June 30, 2013 and December 31, 2012; 26,617,675 and 18,360,459 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	266,177	183,605
Preferred stock, $0.01 par value; 5,000,000 shares authorized at June 30, 2013 and December 31, 2012; no shares issued and outstanding at June 30, 2013 or December 31, 2012	—	—
Additional paid-in capital	206,329,985	150,989,018
Accumulated deficit during the development stage	(141,902,998)	(107,300,171)

Total stockholders’ equity	$64,693,164	43,872,452

Total liabilities and stockholders’ equity	$120,403,905	86,548,213

See accompanying notes to the consolidated financial statements.

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Operations

(Unaudited)

	Three month period ended June 30,		Six month period ended June 30,		Period from inception (November 4, 2009) to June 30,
	2013	2012	2013	2012	2013
Operating expenses:
Research and development expenses	$13,178,920	$16,527,952	$24,270,940	$23,298,716	$111,114,588
General and administrative expenses	4,514,421	2,392,303	8,564,671	3,613,499	26,346,921
Acquisition related charges, net	289,000	272,000	573,000	540,000	9,117,000

Operating loss	17,982,341	19,192,255	33,408,611	27,452,215	146,578,509
Other (income) expense
Interest expense	654,660	—	762,688	—	762,688
Interest income	(11,391)	(4,502)	(26,310)	(6,951)	(85,037)

Total other (income) expense	643,269	(4,502)	736,378	(6,951)	677,651
Loss before income tax expense (benefit)	18,625,610	19,187,753	34,144,989	27,445,264	147,256,160
Income tax expense (benefit)	209,850	—	457,838	—	(5,353,162)

Net loss	$(18,835,460)	$(19,187,753)	$(34,602,827)	$(27,445,264)	$(141,902,998)

Net loss per common share—Basic and Diluted	$(0.75)	$(260.25)	$(1.59)	$(402.94)
Weighted-average common shares—Basic and Diluted	25,169,543	73,727	21,787,331	68,113

See accompanying notes to the consolidated financial statements.

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Cash Flows

(Unaudited)

	Six month period ended June 30,		Period from Inception (November 4, 2009) to June 30,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(34,602,827)	$(27,445,264)	$(141,902,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	122,846	—	137,441
Stock based compensation expense	1,214,008	683,603	3,742,951
Acquisition related charges, net	573,000	540,000	9,117,000
Non-cash interest expense	259,188	—	259,188
Deferred income taxes	—	—	(5,811,000)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,031,239	(52,288)	(1,774,677)
Contingent receivable	—	—	5,421,000
Deferred charge	1,181,348	—	(11,235,427)
Accounts payable	(3,117,653)	3,634,644	5,223,497
Accrued expenses	(2,045,090)	3,331,009	8,556,523
Income taxes payable	(1,985,887)	—	1,412,024
Other liabilities	95,504	—	317,763

Net cash used in operating activities	(34,274,324)	(19,308,296)	(126,536,715)

Cash flows from investing activities:
Acquisition of in process research and development	—	—	(10,000,000)
Purchases of property and equipment	(422,562)	—	(1,141,750)
Purchases of short-term investments	(15,043,953)	—	(28,137,604)
Proceeds from sale of short-term investments	5,996,536	—	5,996,536
Other investing activities	(290,809)	(500,000)	(1,140,809)
Other assets	—	—	(40,280)

Net cash used in investing activities	(9,760,788)	(500,000)	(34,463,907)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	54,104,050	—	128,015,887
Payments for offering costs	(342,401)	(1,362,282)	(2,954,662)
Proceeds from issuance of long-term debt with detachable warrants	20,000,000	—	20,000,000
Payment of debt financing fees	(651,415)	—	(651,415)
Proceeds from issuance of Series A Convertible Preferred Stock	—	22,000,000	77,197,936
Proceeds from stock options exercised	51,550	41,000	197,718
Proceeds from receipt of contingent receivable	—	—	579,000

Net cash provided by financing activities	73,161,784	20,678,718	222,384,464

Net increase in cash	29,126,672	870,422	61,383,842
Cash and cash equivalents, beginning of year and period	32,257,170	11,485,266	—

Cash and cash equivalents, end of year and period	$61,383,842	$12,355,688	$61,383,842

Supplemental Disclosures of Cash Flow Information
Non-cash financing activities:
Conversion of Series A Convertible Preferred Stock to common stock	—	—	77,197,936

Equity offering costs included in current liabilities	$40,000	—	$40,000

Cash paid for interest	$503,500	$—	$503,500

Cash paid for income taxes	$1,338,000	$—	$11,138,000

See accompanying notes to the consolidated financial statements.

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements (unaudited)

(1)	Nature of Business, Organization and Liquidity

Durata Therapeutics, Inc. and subsidiaries (a development stage company) (the Company) is a Delaware corporation and has its principal place of business in Chicago, Illinois. The Company is a pharmaceutical company focused on the development and commercialization of novel therapeutics for patients with infectious diseases and acute illnesses. The Company was incorporated on November 4, 2009. In December 2009, the Company entered into an agreement with Pfizer Inc. (Pfizer) to acquire Vicuron Pharmaceuticals Inc. (Vicuron) (see note 4, Acquisitions – Milestone Payment).

To date, the Company has not generated any revenues and has financed its operations primarily through private placements of its preferred stock, its initial public offering of its common stock in July 2012 (see note 6, Stockholders’ Equity and Stock Compensation), a secured debt financing completed in March 2013 (see note 5, Long-term Debt), and a public offering of its common stock in April 2013 (see note 6, Stockholders’ Equity and Stock Compensation). The Company expects to continue to incur significant expenses to evaluate the results of its recently completed Phase 3 clinical trials of its lead product candidate, dalbavancin, for the treatment of patients with acute bacterial skin and skin structure infections (ABSSSI), to seek marketing approval for dalbavancin and, possibly, other product candidates, manufacture drug product, and to establish a commercial organization. The Company had a net loss of $34,602,827 for the six months ended June 30, 2013 and had a deficit accumulated during the development stage of $141,902,998 from inception until June 30, 2013.

Based on the Company’s existing cash and cash equivalents and short-term investments, the Company estimates that it has sufficient funding to sustain its operations through early 2015. The Company estimates that such funds will be sufficient to enable it to seek marketing approval in the United States and the European Union for the treatment of patients with ABSSSI, and, if approved, to commercially launch dalbavancin in the United States and possibly Western Europe, as well as explore the development of dalbavancin in additional indications. The Company has based this estimate on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects.

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

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation, Principles of Consolidation and Unaudited Interim Results

The unaudited accompanying consolidated financial statements of the Company are prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC) and generally accepted accounting principles in the United States of America (GAAP) for consolidated financial information. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. All intercompany accounts and transactions have been eliminated. These financial statements should be read in connection with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on March 8, 2013.

The results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other interim period or for any other future year.

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

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. Included within Restricted Cash are certificates of deposit for $1,140,809 and $850,000 as of June 30, 2013 and December 31, 2012, respectively, which are being held by a third party bank as collateral for the irrevocable letters of credit issued in connection with the Company’s two office leases (see note 9, Commitments and Contingencies).

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. See note 3, Financial Instruments, for additional information.

(f)	Short-term Investments

As of June 30, 2013, cash equivalents and short-term investments consist of investments in money market accounts, federal agency bonds and corporate entity commercial paper and bonds that are classified as available-for-sale pursuant to ASC 320, Investments—Debt and Equity Securities. The Company classifies investments available to fund current operations as current assets on its balance sheet. Investments are classified as long-term assets on the balance sheet if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year. All of the Company’s investments are classified as current.

The fair value of these securities is based on quoted prices for identical or similar assets. If a decline in the fair value is considered other-than-temporary the unrealized loss, if any, would be transferred from other comprehensive loss to the statement of operations. There were no charges taken for other-than-temporary declines in fair value of short-term investments during the three or six month periods ended June 30, 2013. Realized gains and losses are determined using the specific identification method and are included in interest income in the statement of operations. Realized gains and losses recognized during the three and six month periods ended June 30, 2013 were immaterial.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers its intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, the severity and the duration of the impairment and changes in value subsequent to period end. As of June 30, 2013, there were no investments with a fair value that was lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period. See note 3, Financial Instruments, for further information.

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

As of June 30, 2013, the Company recorded deferred financing costs of $651,415 and related accumulated amortization of $75,469 in connection with the debt financing completed in March 2013. As of June 30, 2013, the Company recorded offering costs of $382,401 in connection with the public offering of its common stock that closed in April 2013. The deferred financing costs are recorded in other assets on the consolidated balance sheet. The offering costs are recorded in equity as an offset to the proceeds received from the sale of the shares.

(h)	Other Intangible Assets

The Company had an acquired in-process research and development (IPR&D) intangible asset of $15,292,000 as of both June 30, 2013 and December 31, 2012. Acquired IPR&D intangible assets represent the right to develop, use, sell or offer for sale intellectual property that the Company has acquired with respect to processes that have not been completed. These assets are required to be classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the date of acquisition, these assets will not be amortized until their processes are completed and the Company receives regulatory approval from a major market to allow for the commencement of commercial marketing activities. At that time, the Company will determine the useful life of the asset, reclassify the asset out of in- process research and development and begin amortization. The useful life of an amortizing asset generally is determined by identifying the period in which substantially all of the cash flows are expected to be generated.

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

Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination accounted for by the acquisition method of accounting and is not amortized, but subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. The Company had goodwill of $5,811,000 as of both June 30, 2013 and December 31, 2012. The Company tests its goodwill for impairment annually as of December 31 each year unless indicators, events, or circumstances would require immediate review. No impairment resulted from the Company’s most recent impairment evaluation as of December 31, 2012.

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

•	facilities and laboratory and other supplies

(n)	Income Taxes

The provision for income taxes is based on the estimated annual effective income tax rates for the full year. The determination of the consolidated provision for income taxes, deferred tax assets and liabilities, and the related valuation allowance requires management to make certain judgments and estimates. Changes in the estimated level of annual pre-tax earnings (loss), tax laws, and changes resulting from tax audits can affect the overall effective income tax rate, which impacts the level of income tax expense or benefit. Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain; therefore, actual results could differ materially from projections. See note 8, Income Taxes, for additional information.

(o)	Share-Based Compensation

The Company uses share-based compensation in the form of stock options and restricted stock. Compensation expense is recognized in the consolidated statement of operations based on the estimated fair value of the shares at grant date. Compensation cost to be recognized reflects an estimate of the number of shares expected to vest after taking into consideration an estimate of forfeiture. The fair values of stock option grants are estimated as of the date of grant using the Black-Scholes option valuation model. The fair value of option grants are based on the fair value of the Company’s common stock on the date of grant. See note 6, Stockholders’ Equity and Stock Compensation, for additional information.

(p)	Warrant Accounting

In connection with the loan agreement discussed in note 5, Long-term Debt, the Company granted warrants for the purchase of the Company’s common stock. The Company accounts for these common stock warrants in accordance with applicable accounting guidance provided in ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, as equity instruments based on the specific terms of the warrant agreements.

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

(3)	Financial Instruments

The following table presents information about the Company’s financial assets and liability that have been measured at fair value at June 30, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation inputs used to determine such fair value. Cash and cash equivalents at June 30, 2013 included money market funds as noted below.

	June 30, 2013
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market fund investments	$58,924,153	$58,924,153	$—	$—
Available for sale securities:
Federal agency bonds	13,049,241	13,049,241	—	—
Corporate commercial paper	4,997,460	4,997,460	—	—
Corporate bonds	4,048,036	4,048,036	—	—

Total available-for-sale securities	$22,094,737	$22,094,737	$—	$—
Liabilities:
Contingent Liability	$20,409,000	$—	$—	$20,409,000

	December 31, 2012
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market fund investments	$30,536,996	$30,536,996	$—	$—
Available-for-sale securities:
Federal agency bonds	8,089,536	8,089,536	—	—
Corporate commercial paper	3,997,480	3,997,480	—	—
Corporate bonds	1,006,635	1,006,635	—	—

Total available-for-sale securities	$13,093,651	$13,093,651	$—	$—
Liabilities:
Contingent Liability	$19,836,000	$—	$—	$19,836,000

Additional information for the Company’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) was follows:

Balance at December 31, 2012	$19,836,000
Contingent consideration expense	573,000
Transfers in and/or out of Level 3	—

Balance at June 30, 2013	$20,409,000

At June 30, 2013 and December 31, 2012, the balance of the contingent liability consideration, which reflects the fair value of the contingent milestone payment, was $20,409,000 and $19,836,000, respectively. The Company’s contingent consideration is based on Level 3 inputs within the fair value hierarchy. Fair values determined based on Level 3 inputs use unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. The underlying probability of payment of the contingent liability was 85% and 80% as June 30, 2013 and December 31, 2012, respectively. The increase in the probability was due to preliminary, positive top-line study data for both of the recently completed Phase 3 clinical trials.

Certain financial instruments reflected in the consolidated balance sheets (for example, cash, accounts payable and certain other liabilities) are recorded at cost, which approximates fair value due to their short-term nature.

All available-for-sale securities have maturity dates less than one year. As of June 30, 2013, unrealized gains and losses on available-for-sale securities were immaterial.

(4)	Acquisitions – Milestone Payment

In December 2009, the Company acquired the rights to dalbavancin through its acquisition of all of the outstanding shares of capital stock of Vicuron from Pfizer pursuant to a stock purchase agreement (Pfizer Agreement). The Company paid total upfront consideration of $10,000,000 for the shares of Vicuron and the dalbavancin inventory to be used in research. In addition, upon the successful clinical development, regulatory approval and first commercial sale of dalbavancin, in the United States or one of five major European markets, the Company is required to pay Pfizer an additional milestone payment of $25,000,000. However, under the loan agreement with Oxford Finance LLC, or Oxford, discussed in note 5, Long-term Debt, the Company is prohibited from making any payment to Pfizer as long as amounts are outstanding under the loan agreement. Under the Pfizer Agreement, the Company, at its sole discretion, may elect to defer the milestone payment for a period of up to five years if it delivers to Pfizer a promissory note for the full amount of such milestone payment. Interest on the outstanding principal amount of the promissory note will accrue at a rate of 10% per annum, compounded annually.

(5)	Long-term Debt

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

The Company paid a fee of $150,000 to Oxford when the Company entered into the loan agreement. The Company incurred an additional $501,415 of fees, principally legal costs, directly related to the debt financing. These fees have been recorded as other assets on the consolidated balance sheet and are being amortized over the life of the debt.

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

The total debt discount at the time of issuance was $1,626,332 of which $183,719 has been amortized to interest expense during the six month period ended June 30, 2013.

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

(6)	Stockholders’ Equity and Stock Compensation

(a)	Common Stock

On April 17, 2013, the Company closed a public offering of an aggregate of 8,222,500 shares of common stock at a public offering price of $7.00 per share, including 1,072,500 shares pursuant to the exercise by the underwriters of an over-allotment option. Net proceeds were approximately $54.1 million, after deducting underwriting discounts and commissions but prior to the payment of offering expenses by the Company.

In July 2012, the Company closed the initial public offering of its common stock pursuant to a registration statement on Form S-1, as amended. The Company sold an aggregate of 8,625,000 shares of common stock under the registration statement at a public offering price of $9.00 per share, including 1,125,000 shares pursuant to the exercise by the underwriters of an over-allotment option. Net proceeds were approximately $73.9 million, after deducting underwriting discounts and commissions but prior to the payment of offering expenses by the Company. Upon closing the initial public offering, all the then outstanding shares of the Company’s Series A Convertible Preferred Stock were converted into 9,649,738 shares of common stock.

In December 2009, the Company issued 62,500 shares of restricted common stock to an officer in return for services to be rendered over the effective vesting period. This award fully vested in January 2011.

Also included in common stock at June 30, 2013 were 30,486 common shares issued upon exercise of options during the six month period ended June 30, 2013 and 11,827 shares of vested restricted stock. There are 11,190 restricted shares unvested as of June 30, 2013.

(b)	Series A Convertible Preferred Stock

Prior to completing its initial public offering, the Company issued and sold an aggregate of 77,197,936 shares of its Series A Convertible Preferred Stock that resulted in the Company receiving cash proceeds of $77,197,936. The proceeds were used for research and development and general working capital. In July 2012, upon closing its initial public offering, all the then outstanding shares of the Company’s convertible preferred stock were converted into 9,649,738 shares of common stock.

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

2012 Stock Incentive Plan (2012 Plan)

In April 2012, the Company’s board of directors and stockholders approved the 2012 Plan. The 2012 Plan became effective immediately prior to the closing of the Company’s initial public offering. The 2012 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. As of June 30, 2013, the number of shares of the Company’s common stock reserved for issuance under the 2012 Plan was 226,880. This number may increase for the number of shares of the Company’s common stock subject to outstanding awards under the Company’s pre-IPO stock incentive plan, that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. In addition, the 2012 Plan provides for an annual increase, to be added on the first day of fiscal year 2014 and each subsequent anniversary until the expiration of the 2012 Plan, equal to the lowest of 437,500 shares of the Company’s common stock, 2.75% of the number of shares of the Company’s common stock outstanding on the first day of the fiscal year and an amount determined by the board of directors.

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

In April 2012, the Board resolved that all options granted under the Incentive Plan may be exercisable from the date of grant. If exercised prior to full vesting, restricted shares of common stock are issued and continue to vest in the same manner as the original options awarded. Upon termination of employment any unvested options or unvested restricted shares are immediately cancelled and available for future grant under the 2012 Plan, while vested options are exercisable for a defined period. The outstanding option grants at June 30, 2013 have a term of 10 years and generally vest over periods up to 4 years.

Activity with respect to options was as follows:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life (years)
Outstanding balance, December 31, 2012	2,138,479	$3.17	8.21
Granted	455,238	7.36	—
Forfeited or expired	27,989	3.09	—
Exercised	30,486	1.69	—

Outstanding balance, June 30, 2013	2,535,242	$3.94	8.07

At June 30, 2013, the number of shares exercisable pursuant to outstanding options was 1,180,014, at a weighted average exercise price of $1.65 and a weighted average remaining contractual life of 7.21 years.

The weighted-average grant date fair value of the stock options granted during the six month period ended June 30, 2013 was $4.94 per share. The Company estimated the fair value of options granted during the six month period ended June 30, 2013 using the Black-Scholes option pricing model using the following assumptions:

Six month period ended June 30, 2013
Risk-free interest rate	1.3% – 2.3%
Expected volatility	65 – 80%
Expected term (years)	7
Expected dividend yield	0%

Share-based compensation expense for stock options granted to employees and directors is based on the estimated grant date fair value of options recognized ratably over the requisite service period, which is the vesting period of the award. The level of forfeitures expected to occur was estimated based on data from a representative group of companies with similar characteristics to the Company.

During the six month period ended June 30, 2013, 30,486 options were exercised resulting in $51,550 of proceeds to the Company.

Share-based compensation expense totaled $655,772 and $1,214,008 for the three and six month periods ended June 30, 2013, respectively, and $462,727 and $683,603 for the three and six month periods ended June 30, 2012, respectively, which is included in research and development and general and administrative expenses in the accompanying consolidated statements of operations. The total unrecognized share-based compensation cost at June 30, 2013 amounted to $6,424,342, which is expected to be recognized over the next four years.

(7)	Net Loss Per Share

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

Basic net loss per share is computed by dividing net loss available (attributable) to common stockholders by the weighted average number of shares of common stock outstanding during the period. Because the holders of the participating preferred stock were not contractually required to share in the Company’s losses, in applying the two-class method to compute basic net loss per common share, no allocation to preferred stock was made for the three and six month periods ended June 30, 2013 and 2012. Potential common shares in the diluted net loss per share computation are excluded as they would be anti-dilutive.

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of June 30, 2013 and 2012, as they would be anti-dilutive. The convertible preferred stock numbers shown in the table below are shown on a common stock equivalent basis as a result of the reverse stock split that occurred at the time of the initial public offering.

	June 30,
	2013	2012
Convertible preferred stock	—	9,649,738
Stock options, warrants, and unvested restricted stock	2,614,431	1,900,467

(8)	Income Taxes

The provision for income taxes is based on the estimated annual effective income tax rates for the full year. Following the transfer of the worldwide rights to dalbavancin to the Company’s wholly-owned foreign subsidiary in 2012, losses incurred by the Company result in net operating losses outside of the United States (U.S.) which are not more-likely-than-not to be realized; therefore, a full valuation allowance was recorded. Also as a result of the transfer, the Company generates taxable income in the U.S. and recorded income tax expense of $209,850 and $457,838 in the three and six month periods ended June 30, 2013, respectively. During the first quarter of 2013, the research and development tax credit was reinstated and as a result, the Company recorded a $1,181,348 reduction in its income taxes payable and deferred charge for the expected 2012 credit. During the six month period ended June 30, 2013, the Company did not record an income tax benefit as net operating losses were not more-likely-than-not to be realized at that time and therefore a full valuation allowance was recorded.

(9)	Commitments and Contingencies

(a)	Employment Agreements

The Company has employment agreements with certain employees which require the funding of a specified level of payments if certain events (such as a change in control or termination without cause) occur.

(b)	Consulting and Other Business Arrangements

In the course of normal business operations, the Company has agreements with contract service providers to assist in the performance of its research and development and manufacturing activities. The Company can elect to discontinue the work under these agreements at any time. The Company could also enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require upfront payments and even long-term commitments of cash.

The Company has entered into a supply agreement with Gnosis Bioresearch srl., or Gnosis, to supply it with the drug substance for dalbavancin in the form of injectable grade powder. Gnosis has agreed to produce a specified percentage of the Company’s worldwide demand for drug substance. Under this agreement, Gnosis is required to manufacture and supply, and the Company is required to purchase specified minimum annual purchase volumes of drug substance at specified prices. The agreement expires on June 12, 2017, subject to automatic renewal for successive two-year periods. The Company currently has purchase commitments of approximately $22.6 million associated with the first three years of the initial five-year term of the agreement. The Company has agreed with Gnosis to define the purchase commitments for the subsequent two years of the initial term by a date specified in the agreement. As of June 30, 2013 the Company has not incurred any amounts under the purchase commitments in this contract. The contracted amounts are estimated to be incurred from 2013 through 2016. In addition, Gnosis is responsible for providing validation batches that the Company intends to submit to the FDA in connection with the Company’s New Drug Application, or NDA. The Company had purchase commitments of approximately $6.0 million to Gnosis for these validation batches. As of June 30, 2013, the Company has incurred the full commitment of $6.0 million related to these batches. The Company has also entered into an agreement with a potential secondary supplier of drug substance to manufacture registration and validation batches. The purchase commitment under this agreement is approximately $5.2 million. As of June 30, 2013, the Company has not incurred any amounts under this agreement.

The Company has entered into a development and supply agreement with Hospira Worldwide, Inc., or Hospira, for its fill and finish services. Under this agreement, Hospira is required to supply and the Company is required to purchase a specified percentage of its commercial requirements of dalbavancin. The Company is also required to pay Hospira aggregate development fees of approximately $1.7 million based on the occurrence of specified milestone events. Through June 30, 2013, the Company has incurred approximately $1.2 million of this amount, which has been recorded as research and development expense in the consolidated statement of operations. The agreement expires five years after the first commercial sale of dalbavancin, subject to an automatic renewal for an indefinite period.

(c)	Leasing Arrangements

During 2012, the Company entered into a lease for office space in Chicago, Illinois, which the Company uses for corporate and commercial functions. The Company has agreed to pay aggregate rental fees of approximately $1.2 million over the 65 month term. The Company has provided a security deposit in the form of a letter of credit for the benefit of the landlord in the amount of $500,000, which amount will be reduced incrementally over the term of the lease. Also during 2012, the Company entered into a lease for office space in Branford, Connecticut, which the Company uses for research and development, clinical and regulatory functions. The Company has agreed to pay aggregate rental fees of approximately $1.8 million over the 62 month term. The Company has provided a security deposit in the form of a letter of credit for the benefit of the landlord in the amount of $640,809, which increased by $290,809 since December 31, 2012 because the landlord financed leasehold improvements in excess of the construction allowance during that period. The amount will be reduced incrementally over the term of the lease.

The letters of credit outstanding are collateralized with certificates of deposit.

As of June 30, 2013, the remaining future commitment under these leases is approximately $2.8 million.

(d)	Contingencies

From time to time, the Company may be involved in various legal actions arising out of the ordinary conduct of business. In the opinion of management, the ultimate disposition of such actions will not materially affect the Company’s consolidated financial position, results of operations or cash flows.

(10)	Subsequent Events

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

We acquired our rights to dalbavancin through our acquisition of all of the outstanding shares of capital stock of Vicuron Pharmaceuticals Inc., or Vicuron, from Pfizer Inc., or Pfizer, in December 2009. We paid total upfront consideration of $10 million for the Vicuron shares and dalbavancin inventory to be used in research. In March 2011, Pfizer refunded to us $6 million of the initial purchase price under the terms of our stock purchase agreement, based on documentation we provided that supported the position that marketing approval for dalbavancin required more than one new Phase 3 clinical trial. Following the first commercial sale of dalbavancin for the treatment of ABSSSI in the United States, the United Kingdom, Germany, Italy, Spain or France, we are obligated to pay Pfizer an additional milestone payment of $25 million. However, at our sole discretion, we may elect to defer the milestone payment for a period of up to five years if we deliver to Pfizer a promissory note for the full amount of such milestone payment. Interest on the outstanding principal amount of the promissory note will accrue at a rate of 10% per annum, compounded annually. However, under our loan agreement with Oxford Finance LLC, or Oxford, discussed in note 5, Long-term Debt, to the consolidated financial statements, we are prohibited from making any payment to Pfizer as long as amounts are outstanding under the loan agreement.

We were incorporated and commenced active operations in the fourth quarter of 2009. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital and acquiring and developing dalbavancin. To date, we have not generated any revenues and have financed our operations primarily with net proceeds from private placements of our preferred stock, our initial public offering of common stock, which we closed in July 2012, a secured debt financing, which we completed in March 2013, and a public offering of our common stock, which we closed in April 2013. As of June 30, 2013, we had a deficit accumulated during the development stage of $141.9 million. Our net loss was $34.6 million for the six month period ended June 30, 2013.

In July 2012, we closed the initial public offering of our common stock pursuant to a registration statement on Form S-1, as amended. We sold an aggregate of 8,625,000 shares of common stock under the registration statement at a public offering price of $9.00 per share, including 1,125,000 shares pursuant to the exercise by the underwriters of an over-allotment option. Net proceeds were approximately $73.9 million, after deducting underwriting discounts and commissions but prior to the payment of offering expenses payable by us.

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

In April 2013, we closed a public offering of 8,222,500 shares of common stock at a public offering price of $7.00 per share, including 1,072,500 shares pursuant to the exercise by the underwriters of an over-allotment option. Net proceeds were approximately $54.1 million, after deducting underwriting discounts and commissions but prior to the payment of offering expenses payable by us.

We expect to continue to incur significant expenses particularly as we evaluate the results of our recently completed Phase 3 clinical trials, seek marketing approval for dalbavancin and, possibly, other product candidates, manufacture drug product, and establish our commercial organization. In addition, if we obtain marketing approval of dalbavancin, or any other product candidate that we develop, we expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses. Furthermore, since the July 2012 closing of our initial public offering, we have incurred additional costs associated with operating as a public company. These costs include significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Moreover, additional rules and regulations applicable to public companies will continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

Subsequent to the closing date of the acquisition, we measure the contingent consideration arrangements at fair value for each period with changes in fair value recognized in our statements of operations under acquisition related charges, net. Changes in fair value reflect new information about the acquired in process research and development asset and its progress toward approval, and the passage of time, and therefore ultimately the probability of achieving regulatory approval for dalbavancin. Separately, the possibility of receiving the $6 million contingent asset was also reassessed as development efforts continued. In the absence of new information, changes in fair value reflect only the passage of time as development work towards the achievement of the milestones progresses. The balance of the contingent liability consideration, which reflects the fair value of the contingent milestone payment, was $20.4 million as of June 30, 2013 and $19.8 million as of December 31, 2012. We have classified this liability as noncurrent in our consolidated balance sheets, as payment is not expected to occur within twelve months. We received the $6 million contingent receivable in March 2011.

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

Our significant accounting policies are described in more detail in the notes to our financial statements. However, we believe that certain of those significant accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations. We refer to these policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used, which would have resulted in different financial results.

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the year ended December 31, 2012 related to accrued research and development expenses, share-based compensation, and valuation of long-lived and intangible assets and goodwill. There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Comparison of Three Month Periods Ended June 30, 2013 and 2012

The following table summarizes selected operating expense data for the three month periods ended June 30, 2013 and 2012.

	Three Month Period Ended
(In Thousands)	June 30, 2013	June 30, 2012
Operating Expenses:
Research and development expenses	$13,179	$16,528
General and administrative expenses	4,514	2,392
Acquisition related charges, net	289	272

Research and Development Expenses

Our research and development work since our inception is principally related to the activities associated with seeking approval to market dalbavancin in the United States and to a lesser extent in certain international markets. Such activities include clinical trial costs, trial product manufacturing and sourcing, and regulatory activities related to a potential NDA submission. Our research and development expenses in the three month period ended June 30, 2013 decreased $3.3 million to $13.2 million from $16.5 million in the three month period ended June 30, 2012. The decrease is primarily due to the decrease in clinical trial activities from our recently completed Phase 3 clinical trials, partially offset by an increase due to the production of active pharmaceutical ingredient, or API.

Research and development expenses during the three month periods ended June 30, 2013 and 2012 included the following:

•

CRO and other clinical trial related expenses were $3.1 million for the three month period ended June 30, 2013, representing 23% of total research and development expenses during the period, and were principally comprised of expenses for clinical trial activities. CRO and other clinical trial expenses were $10.7 million for the three month period ended June 30, 2012. The decrease of $7.6 million is primarily due to the decrease in clinical trial activities as a result of completing our recently completed Phase 3 clinical trials.

•

Chemistry, manufacturing and control, or CMC, related expenses were $6.8 million for the three month period ended June 30, 2013, representing 52% of total research and development expenses during the period, and were principally comprised of costs related to the production of API in anticipation of commercialization. CMC related expenses were $3.2 million for the three month period ended June 30, 2012, and were principally comprised of costs related to the production of API. The increase of $3.6 million is primarily due to increased production of API as we progress toward the anticipated commercial launch of dalbavancin.

•

Consulting fees were approximately $2.0 million for the three month period ended June 30, 2013, representing 15% of total research and development expenses during the period, and were comprised of $1.2 million for clinical activity consultants, including database, microbiology, toxicology and pharmacology consultants, $0.4 million for CMC consultants, $0.2 million for regulatory consultants and $0.2 million for quality assurance consultants. Consulting fees were $1.5 million for the three month period ended June 30, 2012, and were comprised of $0.8 million for clinical activity consultants, $0.2 for CMC consultants and $0.5 million for regulatory consultants. The increase is primarily due to the costs associated with the evaluation of the results of our recently completed Phase 3 clinical trials.

•

Payroll expenses were approximately $1.3 million for the three month period ended June 30, 2013, representing 10% of total research and development expenses during the period, and were principally comprised of salaries, payroll taxes and benefits for our employees in research and development. We had 20 employees in research and development at June 30, 2013. Payroll expenses for the three month period ended June 30, 2013 also included share-based compensation expense for employees of $0.1 million. We had 14 employees in research and development at June 30, 2012. Payroll expenses for the three month period ended June 30, 2012 were $1.1 million, which included $0.2 million of share-based compensation expense. The increase is primarily related to increased headcount.

General and Administrative Expenses

Our general and administrative expenses in the three month period ended June 30, 2013 increased $2.1 million to $4.5 million from $2.4 million in the three month period ended June 30, 2012. The increase related to our continued expansion efforts in preparation for the anticipated commercial launch of dalbavancin and increased cost associated with operating as a public company. General and administrative expenses during three month periods ended June 30, 2013 and 2012 included the following:

•

Payroll expense for the three month period ended June 30, 2013 was $3.0 million, representing 67% of total general and administrative expenses during the period, and was principally comprised of salaries, payroll taxes and benefits for our general and administrative employees. We had 38 employees in general and administrative at June 30, 2013. Payroll expense of a similar nature was $1.2 million for the three month period ended June 30, 2012. We had eight employees in general and administrative at June 30, 2012. Payroll expense for the three month periods ended June 30, 2013 and 2012 included share-based compensation expense for employees of $0.5 million and $0.3 million, respectively. The increase of $1.8 million is primarily due to increased headcount.

•

Professional fee expense for the three month period ended June 30, 2013 was $0.2 million, representing 4% of total general and administrative expenses during the period, and was principally comprised of fees for legal services. Professional fee expense of a similar nature was $0.2 million for the three month period ended June 30, 2012.

•

Consulting fees for the three month period ended June 30, 2013 were $0.7 million, representing 16% of total general and administrative expenses during the period, and were principally comprised of tax services, business development, public relations, public reporting fees and research projects for our medical affairs and commercial departments. Consulting fees of a similar nature were $0.7 million for the three month period ended June 30, 2012.

•

Occupancy and other operating expense for the three month period ended June 30, 2013 was $0.5 million, representing 11% of total general and administrative expenses during the period, and was principally comprised of rent, utilities, office and other expenses. Occupancy and other operating expense of a similar nature was $0.2 million for the three month period ended June 30, 2012. The increase of $0.3 million is primarily related to an increase in insurance and other related costs due to operating as a public company.

•

Non-employee compensation expense for the three month period ended June 30, 2013 was $0.1 million, representing 2% of total general and administrative expense during the period, and included board of director fees and expense related to non-employee director stock option awards. Non-employee share-based compensation expense for the three month period ended June 30, 2012 was $0.1 million and included board of director fees and expenses related to non-employee director stock options awards.

Acquisition Related Charges, Net

Acquisition related charges, net principally consisted of the accretion of the contingent liability related to the $25.0 million milestone payment that will be due upon the successful clinical development, regulatory approval and first commercial sale of dalbavancin. The contingent liability increased by $0.3 million for the three month period ended June 30, 2013 and $0.3 million for the three month period ended June 30, 2012, which was recorded as a charge to acquisition related charges, net. Such increase in both periods was due to accretion over the period.

Income Taxes

In June 2012, we formed a wholly-owned foreign subsidiary to which we transferred the worldwide rights to dalbavancin. This transaction provided us with the ability to fully utilize all of our available U.S. federal and state net operating loss carryforwards and resulted in cumulative cash tax payments in the United States of $10.5 million through June 30, 2013. In accordance with ASC 810-10-45-8, we recorded these payments as a deferred charge in other assets in our consolidated balance sheet and will amortize it as a component of income tax expense in our consolidated statement of operations over the estimated life of the intellectual property, beginning on the date of approval of dalbavancin for commercial sale in a major worldwide market. We expect that this transaction could potentially lower our blended statutory tax rate once we begin commercial sales of dalbavancin. Losses incurred after the date of such transaction result in net operating losses outside the United States which are not more-likely-than-not to be realized; therefore, a full valuation allowance was recorded and no financial statement tax benefit was recorded in 2013. Also as a result of the transfer, we generate taxable income in the U.S. and recorded income tax expense of $0.2 million in the three month period ended June 30, 2013.

Interest Expense

Interest expense recorded in the three month period ended June 30, 2013 consisted of interest incurred and amortization of debt discount and debt financing fees related to the debt financing completed in March 2013. No interest expense was incurred in 2012.

Comparison of Six Month Periods Ended June 30, 2013 and 2012

The following table summarizes selected operating expense data for the six month periods ended June 30, 2013 and 2012:

	Six Month Period Ended
(In Thousands)	June 30, 2013	June 30, 2012
Operating Expenses:
Research and development expenses	$24,271	$23,299
General and administrative expenses	8,565	3,613
Acquisition related charges, net	573	540

Research and Development Expenses

Our research and development expenses in the six month period ended June 30, 2013 increased $1.0 million to $24.3 million from $23.3 million in the six month period ended June 30, 2012. The increase is due to the increase in costs related to the production of API as we progress toward the anticipated commercial launch of dalbavancin, primarily offset by the decrease in clinical trial activities from our recently completed Phase 3 clinical trials. Research and development expenses during the six month periods ended June 30, 2013 and 2012 included the following:

•

CRO and other clinical trial related expenses were $7.9 million for the six month period ended June 30, 2013, representing 32% of total research and development expenses during the period, and were principally comprised of expenses for clinical trial activities. CRO and other clinical trial expenses were $15.3 million for the six month period ended June 30, 2012. The decrease of $7.4 million is primarily due to the decrease in clinical trial activities.

•

CMC related expenses were $9.9 million for the six month period ended June 30, 2013, representing 41% of total research and development expenses during the period, and were principally comprised of costs related to the production of API in anticipation of commercialization. CMC related expenses were $3.7 million for the six month period ended June 30, 2012, and were principally comprised of costs related to the production of API, the acquisition of comparator products used in the clinical trials and production of clinical trial drug product. The increase of $6.2 million is primarily due to increased production of API as we progress toward the anticipated commercial launch of dalbavancin.

•

Consulting fees were approximately $3.8 million for the six month period ended June 30, 2013, representing 16% of total research and development expenses during the period, and were comprised of $2.3 million for clinical activity consultants, including database, microbiology, toxicology and pharmacology consultants, $0.7 million for CMC consultants, $0.4 million for regulatory consultants, and $0.4 million quality assurance consultants. Consulting fees were $2.4 million for the six month period ended June 30, 2012, and were comprised of $1.2 million for clinical activity consultants, $0.5 million for CMC consultants and $0.7 million for regulatory consultants. The increase of $1.4 million is due to costs associated with the evaluation of the results of our recently completed Phase 3 clinical trials.

•

Payroll expense was approximately $2.7 million for the six month period ended June 30, 2013, representing 11% of total research and development expenses during the period, and was principally comprised of salaries, payroll taxes and benefits for our employees in research and development. Payroll expenses for the six month period ended June 30, 2013 also included share-based compensation expense for employees of $0.2 million. Payroll expenses for the six month period ended June 30, 2012 were $1.9 million, which included $0.2 million of share-based compensation expense. The increase of $0.8 million is primarily due to increased headcount.

General and Administrative Expenses

Our general and administrative expenses in the six month period ended June 30, 2013 increased $5.0 million to $8.6 million from $3.6 million in the six month period ended June 30, 2012. The increase related to our continued expansion efforts in preparation for the anticipated commercial launch of dalbavancin and increased costs associated with operating as a public company. General and administrative expenses during the six month periods ended June 30, 2013 and 2012 included the following:

•

Payroll expense for the six month period ended June 30, 2013 was $5.3 million, representing 62% of total general and administrative expenses during the period, and was principally comprised of salaries, payroll taxes and benefits for our general and administrative employees. Payroll expense of a similar nature was $1.9 million for the six month period ended June 30, 2012. Payroll expense for the six month periods ended June 30, 2013 and 2012 included share-based compensation expense for employees of $0.9 and $0.6 million, respectively. The increase of $3.4 million is primarily due to increased headcount.

•

Professional fee expense for the six month period ended June 30, 2013 was $0.6 million, representing 7% of total general and administrative expenses during the period, and was principally comprised of fees for legal services. Professional fee expense of a similar nature was $0.3 million for the six month period ended June 30, 2012.

•

Consulting fees for the six month period ended June 30, 2013 were $1.4 million, representing 16% of total general and administrative expenses during the period, and were principally comprised of tax services, business development, public relations, audit and public reporting fees, and research projects for our medical affairs and commercial departments. Consulting fees of a similar nature were $0.9 million for the six month period ended June 30, 2012. The increase of $0.5 million is primarily due to an increase in research projects in preparation for the anticipated commercial launch.

•

Occupancy and other operating expense for the six month period ended June 30, 2013 was $1.1 million, representing 13% of total general and administrative expenses during the period, and was principally comprised of rent, utilities, office and other expenses. Occupancy and other operating expense of a similar nature was $0.4 million for the six month period ended June 30, 2012. The increase of $0.7 million is primarily related to an increase in insurance and other related costs due to operating as a public company and costs associated with information technology.

•

Non-employee compensation expense for the six month period ended June 30, 2013 was $0.2 million, representing 2% of total general and administrative expense during the period, and included board of director fees and expense related to non-employee director option awards. Non-employee share-based compensation expense for the six month period ended June 30, 2012 was $0.1 million.

Acquisition Related Charges, Net

Acquisition related charges, net principally consisted of the accretion of the contingent liability related to the $25.0 million milestone payment that will be due upon the successful clinical development, regulatory approval and first commercial sale of dalbavancin. The contingent liability increased by $0.6 million for the six month period ended June 30, 2013 and $0.5 million for the six month period ended June 30, 2012, which was recorded as a charge to acquisition related charges, net. Such increase in both periods was due to accretion over the period.

Income Taxes

In June 2012, we formed a wholly-owned foreign subsidiary to which we transferred the worldwide rights to dalbavancin. This transaction provided us with the ability to fully utilize all of our available U.S. federal and state net operating loss carryforwards and resulted in cumulative cash tax payments in the United States of $10.5 million through June 30, 2013. In accordance with ASC 810-10-45-8, we recorded these payments as a deferred charge in other assets in our consolidated balance sheet and will amortize it as a component of income tax expense in our consolidated statement of operations over the estimated life of the intellectual property, beginning on the date of approval of dalbavancin for commercial sale in a major worldwide market. We expect that this transaction could potentially lower our blended statutory tax rate once we begin commercial sales of dalbavancin. Losses incurred after the date of such transaction result in net operating losses outside the United States which are not more-likely-than-not to be realized; therefore, a full valuation allowance was recorded and no financial statement tax benefit was recorded in 2013. Also as a result of the transfer, we generate taxable income in the U.S. and recorded income tax expense of $0.5 million in the six month period ended June 30, 2013.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have not generated any revenues. We have financed our operations primarily through private placements of our preferred stock, an initial public offering of our common stock, which we closed in July 2012, a secured debt financing, which we completed in March 2013, and a public offering of our common stock, which we closed in April 2013. As of June 30, 2013, we had cash and cash equivalents totaling $61.4 million. We primarily invest our cash and cash equivalents in money market funds. The following table summarizes our cash flow activity for the six month periods ended June 30, 2013 and 2012:

	Six Month Period Ended
(In Thousands)	June 30, 2013	June 30, 2012
Net cash used in operating activities	$(34,274)	$(19,308)
Net cash used in investing activities	(9,761)	(500)
Net cash provided by financing activities	$73,162	$20,679

Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The increase in net cash used in the six month period ended June 30, 2013 was primarily related to the payments related to research and development costs related to the advancement of our development program for dalbavancin that were accrued in 2012 and increased general and administrative related costs as a result of being a public company.

Investing Activities

Net cash used by investing activities during the six month period ended June 30, 2013 was primarily related to cash invested in short term investments, the purchase of property and equipment and an increase in our certificate of deposit held by the bank as collateral for an irrevocable standby letter of credit issued in connection with one of our office leases. Net cash used by investing activities during the six month period ended June 30, 2012 was primarily related to cash invested in our certificate of deposit held by the bank as collateral for an irrevocable standby letter of credit issued in connection with one of our office leases.

Financing Activities

Net cash provided by financing activities for the six month period ended June 30, 2013 was principally the result of the $54.1 million of net proceeds from the public offering that we closed in April 2013 and the proceeds from the $20.0 million secured debt financing that we closed in March 2013, partially offset by financing fees and expenses of $1.0 million that we paid in connection with these two financings. Net cash provided by financing activities for the six month period ended June 30, 2012 was primarily the result of net proceeds of $22.0 million from the sale and issuance of our Series A Preferred Stock, partially offset by the payment of deferred offering costs of $1.4 million related to our initial public offering that closed in July 2012.

Funding Requirements

Dalbavancin is still in clinical development. We anticipate that we will continue to incur significant expenses in connection with evaluating the results of our recently completed Phase 3 clinical trials of our lead product candidate, dalbavancin, seeking marketing approval for dalbavancin, manufacturing drug product, and establishing our commercial organization. In addition, if we obtain marketing approval of dalbavancin, we expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses. Our expenses also will increase to the extent we:

•	maintain, expand and protect our intellectual property portfolio;

•	in-license or acquire other products and technologies;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

We expect that our existing cash and cash equivalents and short-term investments will enable us to sustain our operations through early 2015. We estimate that such funds will be sufficient to enable us to seek marketing approval in the United States and the European Union for, and, if approved for the treatment of patients with ABSSSI, to commercially launch dalbavancin in the United States and possibly Western Europe, as well as explore the development of dalbavancin in additional indications. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. This estimate assumes, among other things, that, at our sole discretion pursuant to the terms of our agreement with Pfizer, we elect to defer for a period of up to five years payment of the $25 million milestone that we will become obligated to pay upon the first commercial sale of dalbavancin by delivering to Pfizer a promissory note for such amount. Interest on the outstanding principal amount of the promissory note will accrue at a rate of 10% per annum, compounded annually. Our future capital requirements will depend on many factors, including:

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

There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under Securities and Exchange Commission rules.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents and available for sale securities of $83.5 million and $45.4 million as of June 30, 2013 and December 31, 2012, respectively. Our current investment policy is to invest our cash in a variety of financial instruments, principally deposits, securities issued by the U.S. government and its agencies, corporate fixed income, and money market instruments. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs, and fiduciary control of cash and investments. We seek to maximize income from our investments without assuming significant risk.

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

We contract with CROs and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of June 30, 2013 and December 31, 2012, substantially all of our liabilities were denominated in the U.S. dollar.

Our long-term debt obligation bears interest at a fixed rate and therefore we do not have exposure to changes in interest rates on borrowings under this facility.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 1A.	Risk Factors.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $34.6 million for the six month period ended June 30, 2013 and $62.5 million for the year ended December 31, 2012. As of June 30, 2013, we had a deficit accumulated during the development stage of $141.9 million. To date, we have not generated any revenues and have financed our operations primarily through private placements of our preferred stock, an initial public offering of our common stock, which we closed in July 2012, a secured debt financing, which we completed in March 2013, and a public offering of our common stock, which we closed in April 2013. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and operating losses for the next several years. The net losses we incur may fluctuate significantly from quarter to quarter.

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

We expect to continue to incur significant expenses in connection with our ongoing activities, particularly as we evaluate the results of our recently completed Phase 3 clinical trials, seek marketing approval for dalbavancin and, possibly, other product candidates, manufacture drug product, and establish our commercial organization. In addition, if we obtain marketing approval for dalbavancin, or any other product candidate that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Furthermore, we incur additional costs associated with operating as a public company. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We expect that our existing cash and cash equivalents and short-term investments will enable us to sustain our operations through early 2015. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. This estimate assumes, among other things, that, at our sole discretion pursuant to the terms of our agreement with Pfizer, we elect to defer for a period of up to five years payment of the $25 million milestone that we will become obligated to pay upon the first commercial sale of dalbavancin by delivering to Pfizer a promissory note for such amount. Interest on the outstanding principal amount of the promissory note will accrue at a rate of 10% per annum, compounded annually. Our future capital requirements will depend on many factors, including:

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

In March 2013, we and certain of our subsidiaries entered into a loan agreement with Oxford Finance LLC, or Oxford, pursuant to which our wholly-owned Dutch subsidiaries borrowed an aggregate principal amount of $20.0 million. Amounts borrowed under our loan agreement are guaranteed by us and certain of our subsidiaries. The loan is secured by a lien on all or substantially all of our assets and the assets of our subsidiaries (other than Durata Therapeutics Limited), including the pledge of the equity interests in each of our subsidiaries. We could in the future incur additional indebtedness beyond such amount.

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

We incur increased costs as a result of being a public company, and our management is required to devote substantial time to compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. These costs will continue to increase, particularly after we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. In addition, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, the listing requirements of The NASDAQ Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

If clinical trials of dalbavancin or any other product candidate that we develop fail to demonstrate safety and efficacy to the satisfaction of the U.S. Food and Drug Administration, or FDA, or similar regulatory authorities outside the United States or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of dalbavancin or any other product candidate.

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

For example, between 2005 and 2007, the FDA issued three approvable letters relating to the new drug application, or NDA, filed in December 2004 for dalbavancin, and in September 2008, Pfizer globally withdrew all marketing applications for dalbavancin. In general, approvable letters identify issues that must be addressed in order to obtain approval of a pending NDA. The first two approvable letters raised, in part, open items on the manufacturing process of dalbavancin. After addressing the first approvable letter by making changes to the manufacturing process, Pfizer made additional changes to the manufacturing process, resulting in a second approvable letter. Because of the close scrutiny by the FDA in the prior review, as well as questions raised in these prior approvable letters regarding the manufacturing process for dalbavancin active pharmaceutical ingredient, or API, we expect the manufacture of dalbavancin again may be a focus of the FDA’s review of our planned NDA submission. The dalbavancin API manufacturing process is complicated and the Gnosis facility has only made a small amount in the past two to five years. We are working closely with Gnosis and several consultants on the process to obtain the data we need for our planned NDA submission and review. Based on discussions with the FDA, including pre-NDA meetings at which both clinical and manufacturing data were discussed and that we subsequently recorded in the minutes of such meetings, we intend to submit to the FDA with our initial NDA submission data from several previously manufactured batches of dalbavancin API and data available at that time from several batches of dalbavancin API recently manufactured by Gnosis. During the FDA’s review of our NDA, we intend to submit additional data from the new Gnosis batches as it becomes available. The third approvable letter in part requested that Pfizer justify the non-inferiority margin used for the then-current Phase 3 clinical trial comparing dalbavancin and cefazolin. In addition, the European Medicines Agency, or EMA, questioned the approvability of Pfizer’s marketing authorization application based on remaining objections that a single pivotal trial in complicated skin and skin structure infections did not provide sufficiently robust data and that patients enrolled in the trial were not sick enough to support use in the desired indication. The FDA and the EMA may identify additional issues as their review of our current or future applications proceeds.

If we experience further delays in obtaining approval or if we fail to obtain approval of dalbavancin or any other product candidate that we develop, the commercial prospects for dalbavancin or any other product candidate may be harmed and our ability to generate revenues will be materially impaired.

Our special protocol agreements with the FDA and scientific advice from the EMA for dalbavancin do not guarantee ultimate approval and may not lead to a faster development or regulatory review or approval process.

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

We are an “emerging growth company,” as defined in the JOBS Act and may remain an emerging growth company through December 31, 2017. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of July 31, 2013, we had outstanding 26,630,596 shares of common stock. Of these shares, 9,616,651 shares are currently restricted as a result of securities laws and the remainder are freely tradable. Moreover, holders of an aggregate of 9,537,533 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

In October 2012, we registered all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not sell any of our unregistered securities during the period covered by this Quarterly Report on Form 10-Q.

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

As of June 30, 2013, we have used approximately $61.0 million of the net proceeds from the offering as follows:

•	approximately $33.0 million to fund the clinical development of and seek marketing approval in the United States and the European Union for dalbavancin for the treatment of patients with ABSSSI;

•	approximately $4.0 million to fund the scale up of the manufacturing of dalbavancin in preparation for commercial launch; and

•	approximately $24.0 million for working capital and other general corporate purposes.

We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning 10% or more of our common stock or to any affiliate of ours. We have invested the remaining net proceeds from the offering primarily in money market funds and other short-term investments. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on July 19, 2012.

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

Date: August 7, 2013	DURATA THERAPEUTICS, INC.

	By:	/s/ Corey N. Fishman
Corey N. Fishman
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Database*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet at June 30, 2013 (unaudited) and December 31, 2012, (ii) Consolidated Statement of Operations for the three and six month periods ended June 30, 2013 and 2012 and the period from inception (November 4, 2009) to June 30, 2013 (unaudited), (iii) Consolidated Statement of Cash Flows for the six month periods ended June 30, 2013 and 2012 and for the period from inception (November 4, 2009) to June 30, 2013 (unaudited) and (iv) Notes to Consolidated Financial Statements (unaudited).

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.