Form 10-Q
period 2013-09-30
Durata Therapeutics, Inc.
filed 2013-11-06
CIK 1544116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, there were 26,631,596 shares of Common Stock, $0.01 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•	the timing of and our ability to obtain U.S. and foreign marketing approval of dalbavancin and other product candidates we develop and the ability of dalbavancin and other product candidates to meet existing or future regulatory standards;

•	the potential receipt of revenues from future sales of dalbavancin;

•	our plans to pursue development of dalbavancin for additional indications other than acute bacterial skin and skin structure infections, or ABSSSI;

•	the potential advantages of dalbavancin;

•	the rate and degree of market acceptance and clinical utility of dalbavancin;

•	our estimates regarding the potential market opportunity for dalbavancin;

•	our ability to in-license or acquire approved products or additional clinical stage product candidates in our areas of focus;

•	our sales, marketing and distribution capabilities and strategy;

•	our ability to establish and maintain arrangements for manufacture of dalbavancin and any other product candidates we develop;

•	our intellectual property position;

•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•	the impact of government laws and regulations; and

•	our competitive position.

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

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheet

(Unaudited)

Item 1.	Financial Statements.

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$44,485,024	32,257,170
Short-term investments	22,107,894	13,093,651
Prepaid expenses and other current assets	3,038,936	5,844,630

Total current assets	69,631,854	51,195,451
Acquired in process research and development	15,292,000	15,292,000
Goodwill	5,811,000	5,811,000
Property and equipment, net	961,568	981,421
Restricted cash	1,146,421	851,566
Deferred charge	11,487,231	12,416,775
Other assets	512,239	—

Total assets	$104,842,313	86,548,213

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,728,977	8,617,978
Accrued expenses	6,237,675	10,601,613
Current portion of long-term debt	2,840,847	—
Income taxes payable	31,912	2,281,224

Total current liabilities	11,839,411	21,500,815
Long-term debt (less unamortized debt discount of $1,286,112 at September 30, 2013)	15,873,041	—
Non-current income tax payable	1,358,453	1,116,687
Contingent consideration	20,674,771	19,836,000
Accrued interest liability	1,190,000	—
Other liabilities	481,739	222,259

Total liabilities	51,417,415	42,675,761

Commitments and contingencies (note 9)
Stockholders’ equity:
Common stock, $0.01 par value; 125,000,000 shares authorized at September 30, 2013 and December 31, 2012; 26,622,001 and 18,360,459 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	266,220	183,605
Preferred stock, $0.01 par value; 5,000,000 shares authorized at September 30, 2013 and December 31, 2012; no shares issued and outstanding at September 30, 2013 or December 31, 2012	—	—
Additional paid-in capital	206,960,304	150,989,018
Accumulated deficit during the development stage	(153,801,626)	(107,300,171)

Total stockholders’ equity	$53,424,898	43,872,452

Total liabilities and stockholders’ equity	$104,842,313	86,548,213

See accompanying notes to the consolidated financial statements.

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Operations

(Unaudited)

	Three month period ended September 30,		Nine month period ended September 30,		Period from inception (November 4, 2009) to September 30,
	2013	2012	2013	2012	2013
Operating expenses:
Research and development expenses	$5,927,531	$18,956,271	$30,198,470	$42,254,987	$117,042,118
General and administrative expenses	4,823,515	2,552,453	13,388,186	6,165,952	31,170,436
Acquisition related charges, net	265,771	277,000	838,771	817,000	9,382,771

Operating loss	11,016,817	21,785,724	44,425,427	49,237,939	157,595,325
Other (income) expense:
Interest expense	647,708	—	1,410,396	—	1,410,396
Interest income	(22,744)	(11,532)	(49,053)	(18,483)	(107,780)

Total other (income) expense	624,964	(11,532)	1,361,343	(18,483)	1,302,616
Loss before income tax expense (benefit)	11,641,781	21,774,192	45,786,770	49,219,456	158,897,941
Income tax expense (benefit)	256,847	—	714,685	—	(5,096,315)

Net loss	$(11,898,628)	$(21,774,192)	$(46,501,455)	$(49,219,456)	$(153,801,626)

Net loss per common share—Basic and Diluted	$(0.45)	$(1.47)	$(1.99)	$(9.83)
Weighted-average common shares—Basic and Diluted	26,620,497	14,781,419	23,416,091	5,008,367

See accompanying notes to the consolidated financial statements.

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Cash Flows

(Unaudited)

	Nine month period ended September 30,		Period from Inception (November 4, 2009) to September 30,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(46,501,455)	$(49,219,456)	$(153,801,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	187,046	—	201,641
Stock based compensation expense	1,901,254	1,082,258	4,430,197
Acquisition related charges, net	838,771	817,000	9,382,771
Non-cash interest expense	479,396	—	479,396
Deferred income taxes	—	—	(5,811,000)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,848,580	(314,535)	(2,957,336)
Contingent receivable	—	—	5,421,000
Deferred charge	929,544	—	(11,487,231)
Accounts payable	(5,616,720)	4,628,067	2,724,430
Accrued expenses	(4,363,938)	7,209,485	6,237,675
Income taxes payable	(2,007,547)	(7,150,000)	1,390,364
Other liabilities	259,480	88,903	481,739

Net cash used in operating activities	(51,045,589)	(42,858,278)	(143,307,980)

Cash flows from investing activities:
Acquisition of in process research and development	—	—	(10,000,000)
Purchases of property and equipment	(439,474)	(507,599)	(1,158,662)
Purchases of short-term investments	(19,057,711)	—	(32,151,362)
Proceeds from sale of short-term investments	9,996,536	—	9,996,536
Other investing activities	(290,809)	(850,000)	(1,140,809)
Other assets	—	—	(40,280)

Net cash used in investing activities	(9,791,458)	(1,357,599)	(34,494,577)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	54,104,050	73,911,837	128,015,887
Payments for offering costs	(443,872)	(2,537,718)	(3,056,133)
Proceeds from issuance of long-term debt with detachable warrants	20,000,000	—	20,000,000
Payment of debt financing fees	(651,415)	—	(651,415)
Proceeds from issuance of Series A Convertible Preferred Stock	—	22,000,000	77,197,936
Proceeds from stock options exercised	56,138	146,168	202,306
Proceeds from receipt of contingent receivable	—	—	579,000

Net cash provided by financing activities	73,064,901	93,520,287	222,287,581

Net increase in cash	12,227,854	49,304,410	44,485,024
Cash and cash equivalents, beginning of year and period	32,257,170	11,485,266	—

Cash and cash equivalents, end of year and period	$44,485,024	$60,789,676	$44,485,024

Supplemental Disclosures of Cash Flow Information
Non-cash financing activities:
Conversion of Series A Convertible Preferred Stock to common stock	—	77,197,936	77,197,936

Cash paid for interest	$931,000	$—	$931,000

Cash paid for income taxes	$1,619,484	$7,150,000	$11,419,484

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

To date, the Company has not generated any revenues and has financed its operations primarily through private placements of its preferred stock, its initial public offering of its common stock in July 2012 (see note 6, Stockholders’ Equity and Stock Compensation), a secured debt financing completed in March 2013 (see note 5, Long-term Debt), and a public offering of its common stock in April 2013 (see note 6, Stockholders’ Equity and Stock Compensation). The Company expects to continue to incur significant expenses to seek marketing approval for dalbavancin, establish a commercial organization, conduct clinical trials for additional indications of dalbavancin (including pediatric and adult osteomyelitis, diabetic foot infection and pneumonia, as well as new formulations), and possibly, other product candidates and manufacture drug product. The Company had a net loss of $46,501,455 for the nine months ended September 30, 2013 and had a deficit accumulated during the development stage of $153,801,626 from inception until September 30, 2013.

Based on the Company’s existing cash and cash equivalents and short-term investments, the Company estimates that it has sufficient funding to sustain its operations through early 2015. The Company estimates that such funds will be sufficient to enable it to seek marketing approval in the United States and the European Union for the treatment of patients with acute bacterial skin and skin structure infections (ABSSSI), and, if approved, to commercially launch dalbavancin in the United States and possibly Western Europe, as well as explore the development of dalbavancin in additional indications. The Company has based this estimate on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects.

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

The results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other interim period or for any other future year.

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

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. Included within Restricted Cash are certificates of deposit for $1,140,809 and $850,000 as of September 30, 2013 and December 31, 2012, respectively, which are being held by a third party bank as collateral for the irrevocable letters of credit issued in connection with the Company’s two office leases (see note 9, Commitments and Contingencies).

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

As of September 30, 2013, cash equivalents and short-term investments consist of investments in money market accounts, federal agency bonds and corporate entity commercial paper and bonds that are classified as available-for-sale pursuant to ASC 320, Investments—Debt and Equity Securities. The Company classifies investments available to fund current operations as current assets on its balance sheet. Investments are classified as long-term assets on the balance sheet if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year. All of the Company’s investments are classified as current.

The fair value of these securities is based on quoted prices for identical or similar assets. If a decline in the fair value is considered other-than-temporary the unrealized loss, if any, would be transferred from other comprehensive loss to the statement of operations. There were no charges taken for other-than-temporary declines in fair value of short-term investments during the three or nine month periods ended September 30, 2013. Realized gains and losses are determined using the specific identification method and are included in interest income in the statement of operations. Realized gains and losses recognized during the three and nine month periods ended September 30, 2013 were immaterial.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers its intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, the severity and the duration of the impairment and changes in value subsequent to period end. As of September 30, 2013, there were no investments with a fair value that was lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period. See note 3, Financial Instruments, for further information.

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

As of September 30, 2013, the Company recorded debt financing costs of $651,415 and related accumulated amortization of $139,176 in connection with the debt financing completed in March 2013. As of September 30, 2013, the Company recorded offering costs of $443,872 in connection with the public offering of its common stock that closed in April 2013. The debt financing costs are recorded in other assets on the consolidated balance sheet. The offering costs are recorded in equity as an offset to the proceeds received from the sale of the shares.

(h)	Other Intangible Assets

The Company had an acquired in-process research and development (IPR&D) intangible asset of $15,292,000 as of both September 30, 2013 and December 31, 2012. Acquired IPR&D intangible assets represent the right to develop, use, sell or offer for sale intellectual property that the Company has acquired with respect to processes that have not been completed. These assets are required to be classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the date of acquisition, these assets will not be amortized until their processes are completed and the Company receives regulatory approval from a major market to allow for the commencement of commercial marketing activities. At that time, the Company will determine the useful life of the asset, reclassify the asset out of in- process research and development and begin amortization. The useful life of an amortizing asset generally is determined by identifying the period in which substantially all of the cash flows are expected to be generated.

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

Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination accounted for by the acquisition method of accounting and is not amortized, but subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. The Company had goodwill of $5,811,000 as of both September 30, 2013 and December 31, 2012. The Company tests its goodwill for impairment annually as of December 31 each year unless indicators, events, or circumstances would require immediate review. No impairment resulted from the Company’s most recent impairment evaluation as of December 31, 2012.

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

In connection with the loan agreement with Oxford Finance LLC, or Oxford, discussed in note 5, Long-term Debt, the Company granted warrants for the purchase of the Company’s common stock. The Company accounts for these common stock warrants in accordance with applicable accounting guidance provided in ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, as equity instruments based on the specific terms of the warrant agreements.

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

The following table presents information about the Company’s financial assets and liability that have been measured at fair value at September 30, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation inputs used to determine such fair value. Cash and cash equivalents at September 30, 2013 included money market funds as noted below.

	September 30, 2013
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market fund investments	$41,928,028	$41,928,028	$—	$—
Available for sale securities:
Federal agency bonds	13,063,283	13,063,283	—	—
Corporate commercial paper	5,997,840	5,997,840	—	—
Corporate bonds	3,046,771	3,046,771	—	—

Total available-for-sale securities	$22,107,894	$22,107,894	$—	$—
Liabilities:
Contingent Liability	$20,674,771	$—	$—	$20,674,771

	December 31, 2012
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market fund investments	$30,536,996	$30,536,996	$—	$—
Available-for-sale securities:
Federal agency bonds	8,089,536	8,089,536	—	—
Corporate commercial paper	3,997,480	3,997,480	—	—
Corporate bonds	1,006,635	1,006,635	—	—

Total available-for-sale securities	$13,093,651	$13,093,651	$—	$—
Liabilities:
Contingent Liability	$19,836,000	$—	$—	$19,836,000

Additional information for the Company’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) was follows:

Balance at December 31, 2012	$19,836,000
Contingent consideration expense	838,771
Transfers in and/or out of Level 3	—

Balance at September 30, 2013	$20,674,771

At September 30, 2013 and December 31, 2012, the balance of the contingent liability consideration, which reflects the fair value of the contingent milestone payment, was $20,674,771 and $19,836,000, respectively. The Company’s contingent consideration is based on Level 3 inputs within the fair value hierarchy. Fair values determined based on Level 3 inputs use unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. The underlying probability of payment of the contingent liability was 85% and 80% as September 30, 2013 and December 31, 2012, respectively. The increase in the probability was due to positive study data for both of the recently completed Phase 3 clinical trials.

Certain financial instruments reflected in the consolidated balance sheets (for example, cash, accounts payable and certain other liabilities) are recorded at cost, which approximates fair value due to their short-term nature.

All available-for-sale securities have maturity dates less than one year. As of September 30, 2013, unrealized gains and losses on available-for-sale securities were immaterial.

(4)	Acquisitions – Milestone Payment

In December 2009, the Company acquired the rights to dalbavancin through its acquisition of all of the outstanding shares of capital stock of Vicuron from Pfizer pursuant to a stock purchase agreement (Pfizer Agreement). The Company paid total upfront consideration of $10,000,000 for the shares of Vicuron and the dalbavancin inventory to be used in research. In addition, upon the successful clinical development, regulatory approval and first commercial sale of dalbavancin, in the United States or one of five major European markets, the Company is required to pay Pfizer an additional milestone payment of $25,000,000. However, under the loan agreement with Oxford discussed in note 5, Long-term Debt, the Company is prohibited from making any payment to Pfizer as long as amounts are outstanding under the loan agreement. Under the Pfizer Agreement, the Company, at its sole discretion, may elect to defer the milestone payment for a period of up to five years if it delivers to Pfizer a promissory note for the full amount of such milestone payment. Interest on the outstanding principal amount of the promissory note will accrue at a rate of 10% per annum, compounded annually.

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

The total debt discount at the time of issuance was $1,626,332 of which $340,220 has been amortized to interest expense during the nine month period ended September 30, 2013.

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

On October 31, 2013, the Company and certain of its subsidiaries entered into a credit agreement with PDL BioPharma, Inc. (PDL). The Company used the net proceeds of the initial borrowing under this credit agreement to repay in full amounts outstanding under the Oxford term loan. (See note 10, Subsequent Events, for further details.)

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

Also included in common stock at September 30, 2013 were 33,217 common shares issued upon exercise of options during the nine month period ended September 30, 2013 and 13,422 shares of vested restricted stock. There are 9,595 restricted shares unvested as of September 30, 2013.

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

2012 Stock Incentive Plan (2012 Plan)

In April 2012, the Company’s board of directors and stockholders approved the 2012 Plan. The 2012 Plan became effective immediately prior to the closing of the Company’s initial public offering. The 2012 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards of the Company to employees, consultants, officers and directors. As of September 30, 2013, the number of shares of the Company’s common stock reserved for issuance under the 2012 Plan was 159,672. This number may increase for the number of shares of the Company’s common stock subject to outstanding awards under the Company’s pre-IPO stock incentive plan, that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. In addition, the 2012 Plan provides for an annual increase, to be added on the first day of fiscal year 2014 and each subsequent anniversary until the expiration of the 2012 Plan, equal to the lowest of 437,500 shares of the Company’s common stock, 2.75% of the number of shares of the Company’s common stock outstanding on the first day of the fiscal year or an amount determined by the board of directors.

Pre-IPO Stock Incentive Plan (Incentive Plan)

Upon the closing of its initial public offering, the Company ceased granting any awards under the Incentive Plan.

The Incentive Plan provided for the granting of stock options and other stock awards of the Company to employees, consultants, officers and directors. General awards under the Incentive Plan consisted of a specified number of options awarded subject to the satisfaction of various vesting conditions determined and specified by the Company at the time of the award. In April 2012, the Company’s board of directors and stockholders approved an amendment to the Incentive Plan to increase the number of shares reserved for issuance under the Incentive Plan from 1,875,000 to 2,125,000.

In April 2012, the Board resolved that all options granted under the Incentive Plan may be exercisable from the date of grant. If exercised prior to full vesting, restricted shares of common stock are issued and continue to vest in the same manner as the original options awarded. Upon termination of employment any unvested options or unvested restricted shares are immediately cancelled and available for future grant under the 2012 Plan, while vested options are exercisable for a defined period. The outstanding option grants at September 30, 2013 have a term of 10 years and generally vest over periods up to 4 years.

Activity with respect to options was as follows:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life (years)
Outstanding balance, December 31, 2012	2,138,479	$3.17	8.21
Granted	550,238	7.50	—
Forfeited or expired	55,781	5.34	—
Exercised	33,217	1.69	—

Outstanding balance, September 30, 2013	2,599,719	$4.06	7.88

At September 30, 2013, the number of shares exercisable pursuant to outstanding options was 1,312,957, at a weighted average exercise price of $1.82 and a weighted average remaining contractual life of 7.02 years.

The weighted-average grant date fair value of the stock options granted during the nine month period ended September 30, 2013 was $4.90 per share. The Company estimated the fair value of options granted during the nine month period ended September 30, 2013 using the Black-Scholes option pricing model using the following assumptions:

Nine month period ended September 30, 2013
Risk-free interest rate	1.3% – 2.3%
Expected volatility	60 – 80%
Expected term (years)	7
Expected dividend yield	0%

Share-based compensation expense for stock options granted to employees and directors is based on the estimated grant date fair value of options recognized ratably over the requisite service period, which is the vesting period of the award. The level of forfeitures expected to occur was estimated based on data from a representative group of companies with similar characteristics to the Company.

During the nine month period ended September 30, 2013, 33,217 options were exercised resulting in $56,138 of proceeds to the Company.

Share-based compensation expense totaled $687,246 and $1,901,254 for the three and nine month periods ended September 30, 2013, respectively, and $398,655 and $1,082,258 for the three and nine month periods ended September 30, 2012, respectively, which is included in research and development and general and administrative expenses in the accompanying consolidated statements of operations. The total unrecognized share-based compensation cost at September 30, 2013 amounted to $6,026,985, which is expected to be recognized over the next four years.

(7)	Net Loss Per Share

Basic and diluted net loss per common share is computed by dividing net loss available (attributable) to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. The Company’s potentially dilutive shares, which include outstanding stock options, common stock warrants and unvested restricted stock are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of September 30, 2013 and 2012, as they would be anti-dilutive.

	September 30,
	2013	2012
Stock options, warrants, and unvested restricted stock	2,677,313	1,918,819

(8)	Income Taxes

The provision for income taxes is based on the estimated annual effective income tax rates for the full year. Following the transfer of the worldwide rights to dalbavancin to the Company’s wholly-owned foreign subsidiary in 2012, losses incurred by the Company result in net operating losses outside of the United States (U.S.) which are not more-likely-than-not to be realized; therefore, a full valuation allowance was recorded. Also as a result of the transfer, the Company generates taxable income in the U.S. and recorded income tax expense of $256,847 and $714,685 in the three and nine month periods ended September 30, 2013, respectively. During the first quarter of 2013, the research and development tax credit was reinstated and as a result, the Company recorded a $967,063 reduction in its income taxes payable and deferred charge for the expected 2012 credit. During the nine month period ended September 30, 2013, the Company did not record an income tax benefit as net operating losses were not more-likely-than-not to be realized at that time and therefore a full valuation allowance was recorded.

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

The Company has entered into a supply agreement, as amended, with Gnosis Bioresearch srl., or Gnosis, to supply it with the drug substance for dalbavancin in the form of injectable grade powder. Gnosis has agreed to produce a specified percentage of the Company’s worldwide demand for drug substance. Under this agreement, Gnosis is required to manufacture and supply, and the Company is required to purchase specified minimum annual purchase volumes of drug substance at specified prices. The agreement expires on June 12, 2017, subject to automatic renewal for successive two-year periods. The Company currently has purchase commitments of approximately $27.2 million associated with the first three years of the initial five-year term of the agreement. The Company has agreed with Gnosis to define the purchase commitments for the subsequent two years of the initial term by a date specified in the agreement. The increase in the commitment of $4.6 million from December 31, 2012 is primarily due to an increase in the committed volumes in the amended agreement. As of September 30, 2013 the Company has not incurred any amounts under the purchase commitments in this contract. The contracted amounts are estimated to be incurred from 2013 through 2015. In addition, the Company had purchase commitments of approximately $6.0 million to Gnosis for the production of validation batches. As of September 30, 2013, the Company has incurred the full commitment of $6.0 million related to these batches. The Company has also entered into an agreement with a potential secondary supplier of drug substance to manufacture registration and validation batches. The purchase commitment under this agreement is approximately $5.2 million. As of September 30, 2013, the Company has not incurred any amounts under this agreement.

The Company has entered into a development and supply agreement with Hospira Worldwide, Inc., or Hospira, for its fill and finish services. Under this agreement, Hospira is required to supply and the Company is required to purchase a specified percentage of its commercial requirements of dalbavancin. The Company is also required to pay Hospira aggregate development fees of approximately $1.7 million based on the occurrence of specified milestone events. Through September 30, 2013, the Company has incurred approximately $1.6 million of this amount, which has been recorded as research and development expense in the consolidated statement of operations. The agreement expires five years after the first commercial sale of dalbavancin, subject to an automatic renewal for an indefinite period.

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

As of September 30, 2013, the remaining future commitment under these leases is approximately $2.7 million.

(d)	Contingencies

From time to time, the Company may be involved in various legal actions arising out of the ordinary conduct of business. In the opinion of management, the ultimate disposition of such actions will not materially affect the Company’s consolidated financial position, results of operations or cash flows.

(10)	Subsequent Events

On October 31, 2013, the Company and certain of its subsidiaries entered into a credit agreement with PDL (the PDL credit agreement), pursuant to which the Company’s wholly-owned Dutch subsidiaries borrowed an aggregate principal amount of $25,000,000 (the First Tranche) and upon the satisfaction of certain conditions to funding set forth in the PDL credit agreement, will be required to borrow an additional aggregate principal amount of $15,000,000 (the Second Tranche). The Company may also make a one-time election to borrow an additional amount of up to $30,000,000 for a nine month period following the Second Tranche Milestone (the Delayed Draw).

The funding of the Second Tranche and the Delayed Draw shall occur upon the occurrence of certain conditions, including, without limitation, the continued accuracy of representations and warranties, no default or material adverse change having occurred, the execution and delivery of additional loan documents, if required, and approval of dalbavancin by the FDA on or before December 31, 2014 (such approval, the Second Tranche Milestone). The Second Tranche will be funded within five days after satisfaction of certain specified conditions, including the Second Tranche Milestone having occurred on or before December 31, 2014. The Delayed Draw may be funded, at the Company’s option, in whole and not in part, up to nine months after the occurrence of the Second Tranche Milestone on or before December 31, 2014, subject to the Company’s satisfaction of the other terms and conditions stated in the PDL credit agreement.

Any amount borrowed under the credit agreement is guaranteed by the Company and certain of the Company’s subsidiaries. The loans and the guarantee obligations are secured by a lien on substantially all of the Company’s assets and all or substantially all of the assets of the Company’s subsidiaries (other than Durata Therapeutics Limited), as applicable, including the pledge of the equity interests in each of the Company’s direct and indirect subsidiaries to secure the applicable loan and guarantee obligations.

The First Tranche bears interest at an annual rate equal to 14.00% until the Second Tranche Milestone occurs, if it occurs at all. Thereafter, each term loan bears interest at an annual rate equal to 12.75%. The credit agreement provides for interest-only payments payable quarterly in arrears through December 31, 2014, and payment of interest and principal in quarterly installments in the amounts specified in the PDL credit agreement starting on March 31, 2015 and continuing quarterly thereafter through September 30, 2018. The final maturity of the loan is October 31, 2018.

The Company paid an origination fee to PDL when the Company entered into the credit agreement. At the Company’s option, the Company may elect to prepay all of the outstanding term loan plus any accrued interest, plus a prepayment penalty determined with respect to the principal amount of the term loan being prepaid. The credit agreement also provides for indemnification of PDL and the other lenders from time to time party to the credit agreement.

The credit agreement also contains certain representations, warranties and covenants (including maintaining liquidity of at least $2 million) applicable to the Company and its subsidiaries. The credit agreement contains certain events of default. The obligations under the credit agreement and the other loan documents may, at PDL’s option, be accelerated upon the occurrence of certain events of default, and are automatically accelerated upon certain bankruptcy-related events of default.

As specified in the PDL credit agreement, the net proceeds of the First Tranche were used to repay amounts outstanding under the Oxford term loan, including prepayment penalties and fees, and the remainder of the proceeds of the First Tranche may be used for general corporate purposes.

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

Overview

We are a pharmaceutical company focused on the development and commercialization of novel therapeutics for patients with infectious diseases and acute illnesses. We have recently completed two global Phase 3 clinical trials with our lead product candidate, dalbavancin, for the treatment of patients with acute bacterial skin and skin structure infections, or ABSSSI. Dalbavancin is an intravenous antibiotic product candidate designed for once-weekly dosing. Final data from each of our two recently completed global Phase 3 clinical trials indicate that dalbavancin achieved its primary efficacy endpoint of non-inferiority of clinical response at 48 to 72 hours after initiation of therapy, as determined by the cessation of spread of the lesion, as well as the resolution of fever. The data also indicate that dalbavancin achieved its secondary endpoint, which was clinical success at the end of treatment. We expect that this endpoint will be the primary efficacy endpoint for regulatory review in Europe. We submitted a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, on September 26, 2013. In October 2012, the FDA designated dalbavancin as a Qualified Infectious Disease Product (QIDP), which provides for priority review by the FDA, eligibility for “fast-track” status with its associated rolling review, and extension of statutory exclusivity periods with respect to the product for an additional five years upon FDA approval of the product for the treatment of ABSSSI. We also plan to submit a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, by the end of 2013. If approved, we intend to directly commercialize dalbavancin in the United States and possibly Western Europe with a targeted hospital sales force and to use a variety of types of collaboration arrangements for commercialization in other markets.

We acquired our rights to dalbavancin through our acquisition of all of the outstanding shares of capital stock of Vicuron Pharmaceuticals Inc., or Vicuron, from Pfizer Inc., or Pfizer, in December 2009. We paid total upfront consideration of $10 million for the Vicuron shares and dalbavancin inventory to be used in research. In March 2011, Pfizer refunded to us $6 million of the initial purchase price under the terms of our stock purchase agreement, based on documentation we provided that supported the position that marketing approval for dalbavancin required more than one new Phase 3 clinical trial. Following the first commercial sale of dalbavancin for the treatment of ABSSSI in the United States, the United Kingdom, Germany, Italy, Spain or France, we are obligated to pay Pfizer an additional milestone payment of $25 million. However, at our sole discretion, we may elect to defer the milestone payment for a period of up to five years if we deliver to Pfizer a promissory note for the full amount of such milestone payment. Interest on the outstanding principal amount of the promissory note will accrue at a rate of 10% per annum, compounded annually. However, under our loan agreement with PDL BioPharma, Inc., or PDL, discussed in note 10, Subsequent Events, to the consolidated financial statements, we are prohibited from making any payment to Pfizer as long as amounts are outstanding under the loan agreement.

We were incorporated and commenced active operations in the fourth quarter of 2009. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital and acquiring and developing dalbavancin. To date, we have not generated any revenues and have financed our operations primarily with net proceeds from private placements of our preferred stock, our initial public offering of common stock, which we closed in July 2012, a secured debt financing, which we completed in March 2013 and refinanced with a new lender in October 2013, and a public offering of our common stock, which we closed in April 2013. As of September 30, 2013, we had a deficit accumulated during the development stage of $153.8 million. Our net loss was $46.5 million for the nine month period ended September 30, 2013.

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

In March 2013, we and certain of our subsidiaries entered into the loan and security agreement, or loan agreement, with Oxford pursuant to which our wholly-owned Dutch subsidiaries borrowed an aggregate principal amount of $20.0 million. On October 31, 2013, we and certain of our subsidiaries entered into a credit agreement with PDL, which we refer to as the PDL credit agreement, pursuant to which our wholly-owned Dutch subsidiaries borrowed an aggregate principal amount of $25.0 million, or the First Tranche, and may, upon the satisfaction of certain conditions to funding set forth in the PDL credit agreement, borrow an additional aggregate principal amount of up to $45.0 million. Pursuant to the PDL credit agreement, we repaid in full amounts outstanding under the Oxford loan agreement, including prepayment penalties and fees. Amounts borrowed under the credit agreement are guaranteed by us and certain of our subsidiaries. The loans are secured by a lien on substantially all of our assets and all or substantially all of the assets of our subsidiaries (other than Durata Therapeutics Limited), including the pledge of the equity interests in each of our subsidiaries.

In April 2013, we closed a public offering of 8,222,500 shares of common stock at a public offering price of $7.00 per share, including 1,072,500 shares pursuant to the exercise by the underwriters of an over-allotment option. Net proceeds were approximately $54.1 million, after deducting underwriting discounts and commissions but prior to the payment of offering expenses payable by us.

We expect to continue to incur significant expenses particularly as we seek marketing approval for dalbavancin, establish our commercial organization, conduct clinical trials for additional indications of dalbavancin (including pediatric and adult osteomyelitis, diabetic foot infection and pneumonia, as well as new formulations), and possibly, other product candidates and manufacture drug product. In addition, if we obtain marketing approval of dalbavancin, or any other product candidate that we develop, we expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses. Furthermore, since the July 2012 closing of our initial public offering, we have incurred additional costs associated with operating as a public company. These costs include significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Moreover, additional rules and regulations applicable to public companies will continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

We anticipate that we will continue to incur significant research and development expenses in connection with seeking marketing approval for dalbavancin and possibly, other product candidates, manufacturing drug product and clinical trials for additional indications of dalbavancin.

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

Subsequent to the closing date of the acquisition, we measure the contingent consideration arrangements at fair value for each period with changes in fair value recognized in our statements of operations under acquisition related charges, net. Changes in fair value reflect new information about the acquired in process research and development asset and its progress toward approval, and the passage of time, and therefore ultimately the probability of achieving regulatory approval for dalbavancin. Separately, the possibility of receiving the $6 million contingent asset was also reassessed as development efforts continued. In the absence of new information, changes in fair value reflect only the passage of time as development work towards the achievement of the milestones progresses. The balance of the contingent liability consideration, which reflects the fair value of the contingent milestone payment, was $20.7 million as of September 30, 2013 and $19.8 million as of December 31, 2012. We have classified this liability as noncurrent in our consolidated balance sheets, as payment is not expected to occur within twelve months. We received the $6 million contingent receivable in March 2011.

Interest Income

Our cash and cash equivalents are invested primarily in money market accounts and other short-term investments, which generate a modest amount of interest income. We expect to continue that investment philosophy as we obtain more financing proceeds.

Interest Expense

Interest expense consists of interest and amortization of debt discount and fees related to our long-term debt financing that was completed in March 2013.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and share-based compensation. We base our estimates on our limited historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the year ended December 31, 2012 related to accrued research and development expenses, share-based compensation and valuation of long-lived and intangible assets and goodwill. There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Comparison of Three Month Periods Ended September, 2013 and 2012

The following table summarizes selected operating expense data for the three month periods ended September 30, 2013 and 2012.

	Three Month Period Ended
(In Thousands)	September 30, 2013	September 30, 2012
Operating Expenses:
Research and development expenses	$5,928	$18,956
General and administrative expenses	4,824	2,552
Acquisition related charges, net	266	277

Research and Development Expenses

Our research and development work is principally related to the activities associated with seeking approval to market dalbavancin in the United States and to a lesser extent in certain international markets. Such activities include clinical trial costs, trial product manufacturing and sourcing, manufacturing of product for the anticipated commercialization and regulatory activities related to our NDA submission. Our research and development expenses in the three month period ended September 30, 2013 decreased $13.1 million to $5.9 million from $19.0 million in the three month period ended September 30, 2012. The decrease is primarily due to the decrease in clinical trial activities from our recently completed Phase 3 clinical trials and lower costs associated with the manufacturing of product for the anticipated commercialization.

Research and development expenses during the three month periods ended September 30, 2013 and 2012 included the following:

•	CRO and other clinical trial related expenses were $1.3 million for the three month period ended September 30, 2013, representing 22% of total research and development expenses during the period, and were principally comprised of expenses for clinical trial activities. CRO and other clinical trial expenses were $12.1 million for the three month period ended September 30, 2012. The decrease of $10.8 million is primarily due to the decrease in clinical trial activities as a result of recently completing our Phase 3 clinical trials for dalbavancin for the treatment of patients with ABSSSI.

•	Chemistry, manufacturing and control, or CMC, related expenses were $0.6 million for the three month period ended September 30, 2013, representing 10% of total research and development expenses during the period, and were principally comprised of costs related to the manufacturing of product for commercialization. CMC related expenses were $3.7 million for the three month period ended September 30, 2012, and were principally comprised of costs related to the manufacturing of product. The decrease of $3.1 million is primarily due to decreased costs related to the manufacturing of product.

•	Consulting fees were approximately $2.3 million for the three month period ended September 30, 2013, representing 39% of total research and development expenses during the period, and were comprised of $0.8 million for clinical activity consultants, including database, microbiology, toxicology and pharmacology consultants, $0.5 million for CMC consultants, $0.5 million for regulatory consultants and $0.5 million for quality assurance consultants. Consulting fees were $2.1 million for the three month period ended September 30, 2012, and were comprised of $1.2 million for clinical activity consultants, $0.2 for CMC consultants and $0.4 million for regulatory consultants and $0.3 million for quality assurance consultants. The increase is primarily due to the costs associated with the September 2013 submission of our NDA for dalbavancin partially offset by a reduction in clinical trial activities.

•	Payroll expenses were approximately $1.7 million for the three month period ended September 30, 2013, representing 29% of total research and development expenses during the period, and were principally comprised of salaries, payroll taxes and benefits for our employees in research and development. We had 26 employees in research and development at September 30, 2013. Payroll expenses for the three month period ended September 30, 2013 also included share-based compensation expense for employees of $0.1 million. We had 14 employees in research and development at September 30, 2012. Payroll expenses for the three month period ended September 30, 2012 were $1.1 million, which included $0.1 million of share-based compensation expense. The increase is primarily related to increased headcount.

General and Administrative Expenses

Our general and administrative expenses in the three month period ended September 30, 2013 increased $2.2 million to $4.8 million from $2.6 million in the three month period ended September 30, 2012. The increase related to our continued expansion efforts in preparation for the anticipated commercial launch of dalbavancin and increased cost associated with operating as a public company. General and administrative expenses during three month periods ended September 30, 2013 and 2012 included the following:

•	Payroll expense for the three month period ended September 30, 2013 was $3.1 million, representing 65% of total general and administrative expenses during the period, and was principally comprised of salaries, payroll taxes and benefits for our general and administrative employees. We had 36 employees in general and administrative at September 30, 2013. Payroll expense of a similar nature was $1.3 million for the three month period ended September 30, 2012. We had 13 employees in general and administrative at September 30, 2012. Payroll expense for the three month periods ended September 30, 2013 and 2012 included share-based compensation expense for employees of $0.5 million and $0.3 million, respectively. The increase of $1.8 million in payroll expense is primarily due to increased headcount as we progress toward anticipated commercialization.

•	Professional fee expense for the three month period ended September 30, 2013 was $0.2 million, representing 4% of total general and administrative expenses during the period, and was principally comprised of fees for legal services. Professional fee expense of a similar nature was $0.3 million for the three month period ended September 30, 2012.

•	Consulting fees for the three month period ended September 30, 2013 were $0.9 million, representing 19% of total general and administrative expenses during the period, and were principally comprised of tax services, business development, public relations, public reporting fees and marketing and medical affairs spending. Consulting fees of a similar nature were $0.4 million for the three month period ended September 30, 2012. The increase of $0.5 million is primarily due to an increase in marketing and medical affairs spending in preparation for the anticipated commercial launch of dalbavancin.

•	Occupancy and other operating expense for the three month period ended September 30, 2013 was $0.5 million, representing 10% of total general and administrative expenses during the period, and was principally comprised of rent, utilities, office, insurance and other expenses. Occupancy and other operating expense of a similar nature was $0.5 million for the three month period ended September 30, 2012.

•	Non-employee compensation expense for the three month period ended September 30, 2013 was $0.1 million, representing 2% of total general and administrative expense during the period, and included board of director fees and expense related to non-employee director stock option awards. Non-employee compensation expense for the three month period ended September 30, 2012 was $0.1 million and included board of director fees and expenses related to non-employee director stock options awards.

Acquisition Related Charges, Net

Acquisition related charges, net principally consisted of the accretion of the contingent liability related to the $25.0 million milestone payment that will be due upon the successful clinical development, regulatory approval and first commercial sale of dalbavancin. The contingent liability increased by $0.3 million for the three month period ended September 30, 2013 and $0.3 million for the three month period ended September 30, 2012, which was recorded as a charge to acquisition related charges, net.

Income Taxes

In June 2012, we formed a wholly-owned foreign subsidiary to which we transferred the worldwide rights to dalbavancin. This transaction provided us with the ability to fully utilize all of our available U.S. federal and state net operating loss carry forwards and resulted in cumulative cash tax payments in the United States of $10.5 million through September 30, 2013. In accordance with ASC 810-10-45-8, we recorded these payments as a deferred charge in other assets in our consolidated balance sheet and will amortize it as a component of income tax expense in our consolidated statement of operations over the estimated life of the intellectual property, beginning on the date of approval of dalbavancin for commercial sale in a major worldwide market. We expect that this transaction could potentially lower our blended statutory tax rate once we begin commercial sales of dalbavancin. Losses incurred after the date of such transaction result in net operating losses outside the United States which are not more-likely-than-not to be realized; therefore, a full valuation allowance was recorded and no financial statement tax benefit was recorded in 2013. Also as a result of the transfer, we generate taxable income in the U.S. and recorded income tax expense of $0.3 million in the three month period ended September 30, 2013.

Interest Expense

Interest expense recorded in the three month period ended September 30, 2013 consisted of interest incurred and amortization of debt discount and debt financing fees related to the debt financing completed in March 2013. No interest expense was incurred in 2012.

Comparison of Nine Month Periods Ended September 30, 2013 and 2012

The following table summarizes selected operating expense data for the nine month periods ended September 30, 2013 and 2012:

	Nine Month Period Ended
(In Thousands)	September 30, 2013	September 30, 2012
Operating Expenses:
Research and development expenses	$30,198	$42,255
General and administrative expenses	13,388	6,166
Acquisition related charges, net	839	817

Research and Development Expenses

Our research and development expenses in the nine month period ended September 30, 2013 decreased $12.1 million to $30.2 million from $42.3 million in the nine month period ended September 30, 2012. The decrease is due to the decrease in clinical trial activities from our recently completed Phase 3 clinical trials partially offset by an increase in costs related to the manufacturing of product for the anticipated commercial launch of dalbavancin. Research and development expenses during the nine month periods ended September 30, 2013 and 2012 included the following:

•	CRO and other clinical trial related expenses were $8.9 million for the nine month period ended September 30, 2013, representing 30% of total research and development expenses during the period, and were principally comprised of expenses for clinical trial activities for dalbavancin. CRO and other clinical trial expenses were $27.5 million for the nine month period ended September 30, 2012. The decrease of $18.6 million is primarily due to the decrease in clinical trial activities as a result of recently completing our Phase 3 clinical trials.

•	CMC related expenses were $10.5 million for the nine month period ended September 30, 2013, representing 35% of total research and development expenses during the period, and were principally comprised of costs related to the manufacturing of product for commercialization. CMC related expenses were $7.4 million for the nine month period ended September 30, 2012, and were principally comprised of costs related to the manufacturing of product, the acquisition of comparator products used in the clinical trials and production of clinical trial drug product. The increase of $3.1 million is primarily due to increased costs for the manufacturing of product as we progress toward the anticipated commercial launch of dalbavancin.

•	Consulting fees were approximately $6.3 million for the nine month period ended September 30, 2013, representing 20% of total research and development expenses during the period, and were comprised of $3.1 million for clinical activity consultants, including database, microbiology, toxicology and pharmacology consultants, $1.2 million for regulatory consultants, $1.1 million for CMC consultants and $0.9 million quality assurance consultants. Consulting fees were $4.5 million for the nine month period ended September 30, 2012, and were comprised of $2.4 million for clinical activity consultants, $0.8 million for regulatory consultants, $0.7 million for CMC consultants and $0.6 million for quality assurance consultants. The increase of $1.8 million is due to costs associated with the evaluation of the results of our recently completed Phase 3 clinical trials and costs associated with the submission of our NDA for dalbavancin.

•	Payroll expense was approximately $4.5 million for the nine month period ended September 30, 2013, representing 15% of total research and development expenses during the period, and was principally comprised of salaries, payroll taxes and benefits for our employees in research and development. Payroll expenses for the nine month period ended September 30, 2013 also included share-based compensation expense for employees of $0.4 million. Payroll expenses for the nine month period ended September 30, 2012 were $2.9 million, which included $0.3 million of share-based compensation expense. The increase of $1.6 million is primarily due to increased headcount.

General and Administrative Expenses

Our general and administrative expenses in the nine month period ended September 30, 2013 increased $7.2 million to $13.4 million from $6.2 million in the nine month period ended September 30, 2012. The increase related to our continued expansion efforts in preparation for the anticipated commercial launch of dalbavancin and increased costs associated with operating as a public company. General and administrative expenses during the nine month periods ended September 30, 2013 and 2012 included the following:

•	Payroll expense for the nine month period ended September 30, 2013 was $8.5 million, representing 64% of total general and administrative expenses during the period, and was principally comprised of salaries, payroll taxes and benefits for our general and administrative employees. Payroll expense of a similar nature was $3.1 million for the nine month period ended September 30, 2012. Payroll expense for the nine month periods ended September 30, 2013 and 2012 included share-based compensation expense for employees of $1.3 and $0.7 million, respectively. The increase of $5.4 million is primarily due to increased headcount.

•	Professional fee expense for the nine month period ended September 30, 2013 was $0.7 million, representing 5% of total general and administrative expenses during the period, and was principally comprised of fees for legal services. Professional fee expense of a similar nature was $0.6 million for the nine month period ended September 30, 2012.

•	Consulting fees for the nine month period ended September 30, 2013 were $2.3 million, representing 17% of total general and administrative expenses during the period, and were principally comprised of tax services, business development, public relations, audit and public reporting fees, and research projects for our medical affairs and commercial departments. Consulting fees of a similar nature were $1.4 million for the nine month period ended September 30, 2012. The increase of $0.9 million is primarily due to an increase in marketing and medical affairs spending in preparation for the anticipated commercial launch of dalbavancin.

•	Occupancy and other operating expense for the nine month period ended September 30, 2013 was $1.6 million, representing 12% of total general and administrative expenses during the period, and was principally comprised of rent, utilities, office and other expenses. Occupancy and other operating expense of a similar nature was $1.0 million for the nine month period ended September 30, 2012. The increase of $0.6 million is primarily related to an increase in insurance and other related costs due to operating as a public company.

•	Non-employee compensation expense for the nine month period ended September 30, 2013 was $0.3 million, representing 2% of total general and administrative expense during the period, and included board of director fees and expense related to non-employee director option awards. Non-employee share-based compensation expense for the nine month period ended September 30, 2012 was $0.1 million.

Acquisition Related Charges, Net

Acquisition related charges, net principally consisted of the accretion of the contingent liability related to the $25.0 million milestone payment that will be due upon the successful clinical development, regulatory approval and first commercial sale of dalbavancin. The contingent liability increased by $0.8 million for the nine month period ended September 30, 2013 and $0.8 million for the nine month period ended September 30, 2012, which was recorded as a charge to acquisition related charges, net.

Income Taxes

In June 2012, we formed a wholly-owned foreign subsidiary to which we transferred the worldwide rights to dalbavancin. Losses incurred after the date of such transaction result in net operating losses outside the United States which are not more-likely-than-not to be realized; therefore, a full valuation allowance was recorded and no financial statement tax benefit was recorded in 2013. Also as a result of the transfer, we generate taxable income in the U.S. and recorded income tax expense of $0.7 million in the nine month period ended September 30, 2013.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have not generated any revenues. We have financed our operations primarily through private placements of our preferred stock, an initial public offering of our common stock, which we closed in July 2012, a secured debt financing, which we completed in March 2013 and refinanced with a new lender in October 2013, and a public offering of our common stock, which we closed in April 2013. As of September 30, 2013, we had cash and cash equivalents totaling $44.5 million. We primarily invest our cash and cash equivalents in money market funds. The following table summarizes our cash flow activity for the nine month periods ended September 30, 2013 and 2012:

	Nine Month Period Ended
(In Thousands)	September 30, 2013	September 30, 2012
Net cash used in operating activities	$(51,046)	$(42,858)
Net cash used in investing activities	(9,791)	(1,358)
Net cash provided by financing activities	$73,065	$93,520

Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The increase in net cash used in the nine month period ended September 30, 2013 was primarily related to the payments related to research and development costs related to the advancement of our development program for dalbavancin that were accrued in 2012 and increased general and administrative related costs as a result of being a public company and related to establishing our commercial organization in preparation for the anticipated commercial launch of dalbavancin.

Investing Activities

Net cash used by investing activities during the nine month period ended September 30, 2013 was primarily related to cash invested in short-term investments, the purchase of property and equipment and an increase in our certificate of deposit held by the bank as collateral for an irrevocable standby letter of credit issued in connection with one of our office leases. Net cash used by investing activities during the nine month period ended September 30, 2012 was primarily related to the purchase of property and equipment and cash invested in our certificates of deposit held by the bank as collateral for two irrevocable standby letters of credit issued in connection with our two office leases.

Financing Activities

Net cash provided by financing activities for the nine month period ended September 30, 2013 was principally the result of the $54.1 million of net proceeds from the public offering that we closed in April 2013 and the proceeds from the $20.0 million secured debt financing that we closed in March 2013, partially offset by financing fees and expenses of $1.1 million that we paid in connection with these two financings. Net cash provided by financing activities for the nine month period ended September 30, 2012 was primarily the result of net proceeds of $73.9 million related to our initial public offering, which closed in July 2012 and net proceeds of $22.0 million from the sale and issuance of our Series A Preferred Stock, partially offset by the payment of deferred offering costs of $2.5 million related to our initial public offering.

Funding Requirements

Dalbavancin is still in clinical development. We anticipate that we will continue to incur significant expenses in connection with seeking marketing approval for dalbavancin and, possibly, other product candidates, manufacturing drug product, establishing our commercial organization and conducting clinical trials for additional indications of dalbavancin. In addition, if we obtain marketing approval of dalbavancin, we expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses. Our expenses also will increase to the extent we:

•	maintain, expand and protect our intellectual property portfolio;

•	in-license or acquire other products and technologies;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

We expect that our existing cash and cash equivalents and short-term investments will enable us to sustain our operations through early 2015. We estimate that such funds will be sufficient to enable us to seek marketing approval in the United States and the European Union for dalbavancin for the treatment of patients with ABSSSI, and, if approved, to commercially launch dalbavancin in the United States and possibly Western Europe, as well as explore the development of dalbavancin in additional indications. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. This estimate assumes, among other things, that, at our sole discretion pursuant to the terms of our agreement with Pfizer, we elect to defer for a period of up to five years payment of the $25 million milestone that we will become obligated to pay upon the first commercial sale of dalbavancin by delivering to Pfizer a promissory note for such amount. Interest on the outstanding principal amount of the promissory note will accrue at a rate of 10% per annum, compounded annually. Our future capital requirements will depend on many factors, including:

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

We do not have any committed external source of funds other than amounts available pursuant to our loan agreement with PDL, which are conditioned upon approval of dalbavancin by the FDA before December 31, 2014. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

On October 31, 2013, the Company and certain of its subsidiaries entered into a credit agreement with PDL (the PDL credit agreement), pursuant to which the Company’s wholly-owned Dutch subsidiaries borrowed an aggregate principal amount of $25 million (the First Tranche) and upon the satisfaction of certain conditions to funding set forth in the PDL credit agreement, will be required to borrow an additional aggregate principal amount of $15 million (the Second Tranche). The Company may also make a one-time election to borrow an additional amount of up to $30 million for a nine month period following the Second Tranche Milestone (the Delayed Draw).

The funding of the Second Tranche and the Delayed Draw shall occur upon the occurrence of certain conditions, including, without limitation, the continued accuracy of representations and warranties, no default or material adverse change having occurred, the execution and delivery of additional loan documents, if required, and approval of dalbavancin by the FDA on or before December 31, 2014 (such approval, the Second Tranche Milestone). The Second Tranche will be funded within five days after satisfaction of certain specified conditions, including the Second Tranche Milestone having occurred on or before December 31, 2014. The Delayed Draw may be funded, at the Company’s option, in whole and not in part, up to nine months after the occurrence of the Second Tranche Milestone on or before December 31, 2014, subject to the Company’s satisfaction of the other terms and conditions stated in the PDL credit agreement.

Any amount borrowed under the credit agreement is guaranteed by the Company and certain of the Company’s subsidiaries. The loans and the guarantee obligations are secured by a lien on substantially all of the Company’s assets and all or substantially all of the assets of the Company’s subsidiaries (other than Durata Therapeutics Limited), as applicable, including the pledge of the equity interests in each of the Company’s direct and indirect subsidiaries to secure the applicable loan and guarantee obligations.

The First Tranche bears interest at an annual rate equal to 14.00% until the Second Tranche Milestone occurs, if it occurs at all. Thereafter, each term loan bears interest at an annual rate equal to 12.75%. The credit agreement provides for interest-only payments payable quarterly in arrears through December 31, 2014, and payment of interest and principal in quarterly installments in the amounts specified in the PDL credit agreement starting on March 31, 2015 and continuing quarterly thereafter through September 30, 2018. The final maturity of the loan is October 31, 2018.

The Company paid an origination fee to PDL when the Company entered into the credit agreement. At the Company’s option, the Company may elect to prepay all of the outstanding term loan plus any accrued interest, plus a prepayment penalty determined with respect to the principal amount of the term loan being prepaid. The credit agreement also provides for indemnification of PDL and the other lenders from time to time party to the credit agreement.

The credit agreement also contains certain representations, warranties and covenants (including maintaining liquidity of at least $2 million) applicable to the Company and its subsidiaries. The credit agreement contains certain events of default. The obligations under the credit agreement and the other loan documents may, at PDL’s option, be accelerated upon the occurrence of certain events of default, and are automatically accelerated upon certain bankruptcy-related events of default.

As specified in the PDL credit agreement, the net proceeds of the First Tranche were used to repay amounts outstanding under the Oxford term loan, including prepayment penalties and fees, and the remainder of the proceeds of the First Tranche may be used for general corporate purposes.

There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K or disclosed in note 10, Subsequent Events, to the consolidated financial statements.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under Securities and Exchange Commission rules.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents and available-for-sale securities of $66.6 million and $45.4 million as of September 30, 2013 and December 31, 2012, respectively. Our current investment policy is to invest our cash in a variety of financial instruments, principally deposits, securities issued by the U.S. government and its agencies, corporate fixed income, and money market instruments. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs, and fiduciary control of cash and investments. We seek to maximize income from our investments without assuming significant risk.

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

We contract with CROs and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of September 30, 2013 and December 31, 2012, substantially all of our liabilities were denominated in the U.S. dollar.

Our long-term debt obligation to PDL bears interest at a fixed rate and therefore we do not have exposure to changes in interest rates on borrowings under this facility.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 1A.	Risk Factors.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for at least the next few years and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $46.5 million for the nine month period ended September 30, 2013 and $62.5 million for the year ended December 31, 2012. As of September 30, 2013, we had a deficit accumulated during the development stage of $153.8 million. To date, we have not generated any revenues and have financed our operations primarily through private placements of our preferred stock, an initial public offering of our common stock, which we closed in July 2012, a secured debt financing, which we completed in March 2013, and a public offering of our common stock, which we closed in April 2013. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and operating losses for the next few years. The net losses we incur may fluctuate significantly from quarter to quarter.

We anticipate that we will continue to incur significant expenses in connection with seeking marketing approval for dalbavancin, establishing our commercial organization, conducting clinical trials for additional indications of dalbavancin (including pediatric and adult osteomyelitis, diabetic foot infection and pneumonia, as well as new formulations), and possibly, other product candidates and manufacturing drug product. In addition, if we obtain marketing approval of dalbavancin, we expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses. Our expenses also will increase if and as we:

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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval for and commercialize dalbavancin. This will require us to be successful in a range of challenging activities, including:

•	obtaining marketing approval for dalbavancin;

•	protecting our rights to our intellectual property portfolio related to dalbavancin;

•	contracting for the manufacture of commercial quantities of dalbavancin; and

•	establishing sales, marketing and distribution capabilities to effectively market and sell dalbavancin in the United States and possibly Western Europe.

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

We expect to continue to incur significant expenses in connection with our ongoing activities, particularly as we seek marketing approval for dalbavancin, establish our commercial organization, conduct clinical trials for additional indications of dalbavancin (including pediatric and adult osteomyelitis, diabetic foot infection and pneumonia, as well as new formulations), and possibly, other product candidates and manufacture drug product. In addition, if we obtain marketing approval for dalbavancin, or any other product candidate that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Furthermore, we incur additional costs associated with operating as a public company. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not have any committed external source of funds other than amounts available pursuant to our credit agreement with PDL, which are conditioned upon approval of dalbavancin by the FDA before December 31, 2014. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the stock ownership interest of our stockholders will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our existing indebtedness and the pledge of our assets as collateral limit our ability to obtain additional debt financing.

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

In March 2013, we and certain of our subsidiaries entered into a loan agreement with Oxford Finance LLC, or Oxford, pursuant to which our wholly-owned Dutch subsidiaries borrowed an aggregate principal amount of $20.0 million. On October 31, 2013, we and certain of our subsidiaries entered into a credit agreement with PDL BioPharma, Inc., or PDL, which we refer to as the PDL credit agreement, pursuant to which our wholly-owned Dutch subsidiaries borrowed an aggregate principal amount of $25.0 million, or the First Tranche, and may, upon the satisfaction of certain conditions to funding set forth in the PDL credit agreement, borrow an additional aggregate principal amount of up to $45.0 million. Pursuant to the PDL credit agreement, we repaid in full amounts outstanding under the Oxford loan agreement, including prepayment penalties and fees. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments”, for further details.)

Amounts borrowed under the credit agreement are guaranteed by us and certain of our subsidiaries. The loans are secured by a lien on substantially all of our assets and all or substantially all of the assets of our subsidiaries (other than Durata Therapeutics Limited), including the pledge of the equity interests in each of our subsidiaries.

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

Risks Related to Product Development and Commercialization

We currently depend entirely on the success of our lead product candidate, dalbavancin, which we are developing for the treatment of patients with acute bacterial skin and skin structure infections, or ABSSSI. If we are unable to commercialize dalbavancin or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of dalbavancin for the treatment of patients with ABSSSI. Our ability to generate product revenues, which we do not expect will occur before the second half of 2014, at the earliest, will depend heavily on our obtaining marketing approval for and commercializing, dalbavancin. We submitted a new drug application, or NDA, to the FDA, on September 26, 2013 seeking marketing approval for dalbavancin for the treatment of patients with ABSSSI. The success of dalbavancin will depend on several factors, including the following:

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

There are also a number of products in clinical development by third parties to treat ABSSSI. These companies include pharmaceutical companies, biotechnology companies, and specialty pharmaceutical and generic drug companies of various sizes, such as The Medicines Company, Cubist Pharmaceuticals (through its acquisition of Trius Therapeutics, Inc.), Cempra, Inc., Melinta Therapeutics, Inc. (formerly Rib-X Pharmaceuticals, Inc.), Paratek Pharmaceuticals, Inc., Nabriva Therapeutrics AG, Tetraphase Pharmaceuticals, Inc. and Furiex Pharmaceuticals, Inc. Our competitors may develop products that are more effective, safer, more convenient or less costly than dalbavancin or that would render dalbavancin obsolete or non-competitive. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their product candidates more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific, management, and sales personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

For example, changes in blood glucose levels have been observed in clinical trials of dalbavancin. If dalbavancin is found to cause changes in blood glucose levels that would be unsafe for patients, the FDA could restrict its use or physicians may be unwilling to prescribe it, which would negatively impact the revenue potential of dalbavancin.

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

We currently hold $15 million in product liability insurance coverage, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage when and if we begin commercializing dalbavancin or any other product candidate that receives marketing approval. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Our product candidates, including dalbavancin, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market dalbavancin or any other product candidate from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing FDA approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA. We submitted our NDA to the FDA on September 26, 2013 seeking marketing approval for dalbavancin for the treatment of patients with ABSSSI. The FDA or other regulatory authorities may determine that dalbavancin or any other product candidate that we develop is not effective, or is only moderately effective, or has undesirable or unintended side effects, toxicities, safety profile or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use.

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

For example, between 2005 and 2007, the FDA issued three approvable letters relating to the new drug application, or NDA, filed in December 2004 for dalbavancin, and in September 2008, Pfizer globally withdrew all marketing applications for dalbavancin. In general, approvable letters identify issues that must be addressed in order to obtain approval of a pending NDA. The first two approvable letters raised, in part, open items on the manufacturing process of dalbavancin. After addressing the first approvable letter by making changes to the manufacturing process, Pfizer made additional changes to the manufacturing process, resulting in a second approvable letter. Because of the close scrutiny by the FDA in the prior review, as well as questions raised in these prior approvable letters regarding the manufacturing process for dalbavancin active pharmaceutical ingredient, or API, we expect the manufacture of dalbavancin again may be a focus of the FDA’s review of our NDA which we submitted on September 26, 2013. The dalbavancin API manufacturing process is complicated and the Gnosis facility has only made a small amount in the past two to five years. We have worked closely with Gnosis and several consultants on the process to obtain the data required for our NDA and plan to continue to work with these parties throughout the FDA’s review of our submission and NDA. Based on discussions with the FDA, including pre-NDA meetings at which both clinical and manufacturing data were discussed and that we subsequently recorded in the minutes of such meetings, we submitted to the FDA with our initial NDA submission data from several previously manufactured batches of dalbavancin API and data available at that time from several batches of dalbavancin API recently manufactured by Gnosis. During the FDA’s review of our NDA, we intend to submit additional data from the new Gnosis batches as it becomes available. The third approvable letter in part requested that Pfizer justify the non-inferiority margin used for the then-current Phase 3 clinical trial comparing dalbavancin and cefazolin. In addition, the European Medicines Agency, or EMA, questioned the approvability of Pfizer’s marketing authorization application based on remaining objections that a single pivotal trial in complicated skin and skin structure infections did not provide sufficiently robust data and that patients enrolled in the trial were not sick enough to support use in the desired indication. The FDA and the EMA may identify additional issues as their review of our current or future applications proceeds.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. In October 2012, the FDA designated dalbavancin as a QIDP. This designation provides 10 years of exclusivity in the United States if the FDA approves dalbavancin for the treatment of ABSSSI.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of October 31, 2013, we had outstanding 26,631,596 shares of common stock. Of these shares, 9,616,651 shares are currently restricted as a result of securities laws and the remainder are freely tradable. Moreover, holders of an aggregate of 9,537,533 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

In October 2012, we registered all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

As of September 30, 2013, we have used all of the net proceeds from our initial public offering. We estimate that we used the net proceeds from the offering as follows:

•	approximately $37.0 million to fund the clinical development of and seek marketing approval in the United States and the European Union for dalbavancin for the treatment of patients with ABSSSI;

•	approximately $6.5 million to fund the scale up of the manufacturing of dalbavancin in preparation for commercial launch; and

•	approximately $27.8 million for working capital and other general corporate purposes.

We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning 10% or more of our common stock or to any affiliate of ours. There was no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on July 19, 2012.

Item 6.	Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2013	DURATA THERAPEUTICS, INC.

	By:	/s/ Corey N. Fishman
Corey N. Fishman
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Database*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet at September 30, 2013 (unaudited) and December 31, 2012, (ii) Consolidated Statement of Operations for the three and nine month periods ended September 30, 2013 and 2012 and the period from inception (November 4, 2009) to September 30, 2013 (unaudited), (iii) Consolidated Statement of Cash Flows for the nine month periods ended September 30, 2013 and 2012 and for the period from inception (November 4, 2009) to September 30, 2013 (unaudited) and (iv) Notes to Consolidated Financial Statements (unaudited).

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.