Form 10-K
period 2013-12-31
Durata Therapeutics, Inc.
filed 2014-03-14
CIK 1544116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35599

Durata Therapeutics, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-1247903
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

200 South Wacker Drive, Suite 2550 Chicago, Illinois	60606
(Address of Principal Executive Offices)	(Zip Code)

(312) 219-7000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Global Market

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013 was $87.6 million.

As of February 28, 2014, the registrant had 26,640,309 shares of Common Stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2014 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2013.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•	the timing of and our ability to obtain U.S. and foreign marketing approval of dalbavancin and other product candidates we develop and the ability of dalbavancin and other product candidates to meet existing or future regulatory standards;

•	the potential receipt of revenues from future sales of dalbavancin;

•	our plans to pursue development of dalbavancin for additional indications other than acute bacterial skin and skin structure infections, or ABSSSI, and new dosing strategies and formulations;

•	the potential advantages of dalbavancin;

•	the rate and degree of market acceptance and clinical utility of dalbavancin;

•	our estimates regarding the potential market opportunity for dalbavancin;

•	our ability to in-license or acquire additional clinical stage product candidates or approved products in our areas of focus;

•	our sales, marketing and distribution capabilities and strategy;

•	our ability to establish and maintain arrangements for manufacture of dalbavancin and any other product candidates we develop;

•	our intellectual property position;

•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•	the impact of government laws and regulations; and

•	our competitive position.

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

Overview

We are a pharmaceutical company focused on the development and commercialization of novel therapeutics for patients with infectious diseases and acute illnesses. We recently completed two global Phase 3 clinical trials with our lead product candidate, dalbavancin, for the treatment of patients with acute bacterial skin and skin structure infections, or ABSSSI. We announced the preliminary top line results of our first recently completed Phase 3 clinical trial, which we refer to as DISCOVER 1, in December 2012, and our second recently completed Phase 3 clinical trial, which we refer to as DISCOVER 2, in February 2013. Based on final data from DISCOVER 1 and DISCOVER 2, or the DISCOVER trials, dalbavancin achieved its primary efficacy endpoint of non-inferiority, which was clinical response at 48 to 72 hours after initiation of therapy, as determined by the cessation of spread of the lesion, as well as the resolution of fever. Dalbavancin also achieved its secondary efficacy endpoint in the DISCOVER trials, which was clinical success at the end of treatment. We expect that this secondary endpoint will be the primary measure of efficacy for regulatory review in Europe.

We submitted a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, on September 26, 2013. On November 25, 2013, the FDA accepted our NDA for priority review with an action date of May 26, 2014. In November 2012, the FDA designated dalbavancin as a qualified infectious disease product, or QIDP. The QIDP designation provides for priority review by the FDA, eligibility for “fast-track” status and extension of statutory exclusivity periods with respect to the product for an additional five years upon FDA approval of the product for the treatment of ABSSSI. We also submitted a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, on November 27, 2013. On December 20, 2013, the EMA accepted our MAA for review. If approved, we intend to directly commercialize dalbavancin in the United States and possibly Western Europe with a targeted hospital sales force and to use a variety of types of collaboration arrangements for commercialization in other markets.

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

Prior to the completion of the DISCOVER trials, dalbavancin had already completed three Phase 3 clinical trials, in which more than 1,000 patients in total received dalbavancin. Dalbavancin achieved its primary efficacy endpoint in each of these three completed Phase 3 clinical trials when compared to linezolid, cefazolin or vancomycin, three of the standard-of-care agents for uncomplicated skin and skin structure infections, or uSSSI, and complicated skin and skin structure infections, or cSSSI. The primary efficacy endpoint in each of these completed clinical trials was non-inferiority of dalbavancin compared to the other drug being evaluated based on a pre-determined non-inferiority margin. Non-inferiority comparisons of drugs are the standards for antibiotic drug development, and non-inferiority margins are used in the statistical analysis comparing two treatment arms in a study to distinguish the degree of potential difference between the antibiotics being evaluated. These Phase 3 clinical trials were completed in May and June 2004 and were designed and conducted pursuant to prior FDA guidelines, which the FDA revised in 2010 and are no longer in effect. The DISCOVER trials were designed to compare dalbavancin to vancomycin, with an option to switch to oral linezolid, under the new FDA draft guidance. We conducted a retrospective analysis of the previously completed Phase 3 clinical trial comparing dalbavancin and linezolid and determined that dalbavancin could have achieved its primary endpoint if the trial had been designed and conducted under the new FDA draft guidance. In each of the first three completed clinical trials, dalbavancin was well tolerated and generated a large database of safety information. The rate and duration of adverse events in clinical trials to date for dalbavancin are similar to that of the comparator drugs used in the trials, and we have not observed any negative drug-drug interactions with dalbavancin in clinical development to date. Although we expect that the results from the DISCOVER trials will form the primary basis for the FDA’s review of our NDA submission and for the evaluation of the efficacy, safety and overall benefit-risk relationship of dalbavancin for marketing approval, we also expect that the FDA will consider as part of its review the results of all submitted preclinical studies and clinical trials of dalbavancin, including our three previously completed Phase 3 clinical trials, as well as chemistry, manufacturing and control information in the NDA.

We own worldwide commercial rights to dalbavancin. Our worldwide rights are royalty free, other than in Japan, where we are obligated to pay royalties on net sales of dalbavancin. We will also owe a single milestone payment following the first commercial sale of dalbavancin in the United States or one of five major European markets, which we have the right to defer for up to five years and are prohibited from paying as long as amounts are outstanding under our credit agreement with PDL BioPharma, Inc., or PDL. Our dalbavancin rights include four U.S. patents covering dalbavancin’s use and formulation. Each of these patents is scheduled to expire in 2023, but any one, but not all, of these U.S. patents may be eligible for patent term extension. In addition, in November 2012, the FDA designated dalbavancin as a QIDP. The QIDP designation provides for priority review by the FDA, eligibility for “fast-track” status, and extension of statutory exclusivity periods with respect to the product for an additional five years upon FDA approval of the product for the treatment of ABSSSI. Also, if dalbavancin is approved by the EMA, we expect that dalbavancin will qualify for eight years of data exclusivity and an additional two years of marketing exclusivity in the European Union.

Our Strategy

Our goal is to become a fully integrated pharmaceutical company that develops and commercializes specialist oriented therapeutics in areas of high unmet medical need for patients with infectious diseases and acute illness. Key elements of our strategy to achieve this goal are:

•	Complete dalbavancin clinical development in its lead indication (ABSSSI). We have recently completed two Phase 3 clinical trials with dalbavancin for ABSSSI, which we refer to as the DISCOVER trials. Based on final data from the DISCOVER trials, dalbavancin achieved its primary efficacy endpoint, which was non-inferiority of clinical response. Dalbavancin achieved its secondary endpoint in the DISCOVER trials, which was of clinical success at the end of treatment. We expect that this secondary outcome measure will be the primary measure of efficacy for regulatory review in Europe. These data are consistent with our previous Phase 3 clinical trials in patients with ABSSSI.

•	Obtain regulatory approval for dalbavancin in the United States and subsequently in the European Union. We conducted each of the DISCOVER trials pursuant to SPAs with the FDA based on new draft guidance issued by the FDA in 2010. We also designed these trials based on scientific advice that we received from the EMA in December 2010 to meet the regulatory filing requirements in the European Union. We submitted an NDA to the FDA on September 26, 2013 and an MAA to the EMA on November 27, 2013 seeking marketing approval for dalbavancin for the treatment of patients with ABSSSI. On November 25, 2013, the FDA accepted our NDA for priority review with an action date of May 26, 2014. On December 20, 2013, the EMA accepted our MAA for review. In November 2012, the FDA designated dalbavancin as a QIDP. The QIDP designation provides for priority review by the FDA, eligibility for “fast-track” status and extension of statutory exclusivity periods with respect to the product for an additional five years upon FDA approval of the product for the treatment of ABSSSI.

•	Maximize the commercial potential of dalbavancin. If approved, we intend to directly commercialize dalbavancin in the United States and possibly Western Europe with a targeted hospital sales force and to use a variety of types of collaboration arrangements for commercialization in other markets. We believe that dalbavancin’s pharmacokinetic profile will allow it to be used to treat patients successfully in hospital, emergency room and out-patient clinic settings, with the out-patient clinic setting increasing in importance over time due to a changing reimbursement landscape and resulting health economic advantages. We have established a highly educated health resources group of regional medical directors to communicate with doctors and payors about the intended treatment and compliance benefits of dalbavancin and the potential for dalbavancin to reduce the length of a patients’ hospital stay or avoid hospital admission altogether.

•	Pursue development of dalbavancin for additional indications and new dosing strategies and formulations. If dalbavancin receives marketing approval, we expect our initial label to be limited to ABSSSI caused by susceptible Gram-positive bacteria. We are pursuing development of dalbavancin for additional indications (including osteomyelitis, diabetic foot infection and pneumonia), as well as new dosing strategies and formulations.

•	Opportunistically in-license or acquire additional clinical stage product candidates or approved products in our area of focus. We intend to enhance our product pipeline through strategically in-licensing or acquiring clinical stage product candidates or approved products for the hospital and acute care markets. We believe that our focus on the acute care and hospital markets will make us an attractive partner for companies seeking to out-license products or product candidates in our areas of focus.

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

Currently, the most widely prescribed parenteral antibiotic for treating Gram-positive infections in the United States is vancomycin, which is available in both branded and generic versions. Vancomycin and other generic antibiotics account for a substantial number of the injectable antibiotic units used in the United States. Based on our analysis of 2010 data from industry sources, we believe that intravenous vancomycin alone is used for approximately 7.2 million inpatient days of therapy annually for patients with ABSSSI. However, because of an increase in MRSA infections that are resistant to treatment with vancomycin and the need to dose vancomycin multiple times per day, more effective antibiotics and antibiotics with less-frequent dosing schedules are gaining a larger share of the market for the treatment of MRSA infections. According to publicly available financial information, three major branded antibiotics, daptomycin (marketed as Cubicin), tigecycline (marketed as Tygacil) and linezolid (marketed as Zyvox), recorded overall sales of approximately $1.7 billion in the United States in 2013.

The issue of antibiotic-resistant bacterial infections has been widely recognized as an increasingly urgent public health threat, including by the World Health Organization, the Centers for Disease Control and Prevention and the Infectious Disease Society of America. Antibiotic resistance has limited the effectiveness of many existing drugs, and the discovery of new antibiotics to address resistance has not kept pace with the increasing incidence of difficult-to-treat microorganisms. A particular clinical concern relates to the appearance and spread of community-acquired MRSA. According to the Infectious Diseases Society of America, the estimated cost to the U.S. healthcare system of antibiotic-resistant infections is approximately $21 billion to $34 billion annually, a substantial portion of which is due to increased length of hospital stay.

Based on our analysis of 2010 data from industry sources, we believe that approximately 18.1% of patients being treated with antibiotics in the hospital setting are being treated for ABSSSI. Although difficult to precisely estimate, based on our analysis of 2010 data from industry sources, we believe that in the United States there are approximately 35 million days of treatment annually for patients with ABSSSI that are at risk for MRSA utilizing intravenous antibiotics, with approximately 75% of these treatments occurring in the hospital setting and the remaining 25% occurring in the out-patient setting. This market is significantly larger when expanded to include Methicillin-Sensitive Staphylococcus aureus, or MSSA, treatments and oral step-down therapies prescribed to patients in connection with their discharge from the hospital. We believe that dalbavancin will also be appropriate for use in both the MSSA and oral step-down segments of treatment. We expect the number of treatment days in the out-patient setting to grow at a faster rate than in the hospital in-patient setting as a result of increased use of current agents in the out-patient setting as well as the potential use, if approved, of product candidates with more convenient dosing schedules.

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

Dalbavancin

Overview

Dalbavancin is a second generation, semi-synthetic lipoglycopeptide designed for once-weekly intravenous dosing. We are initially developing dalbavancin for the treatment of patients with ABSSSI caused by Gram-positive bacteria, such as S. aureus, including Methicillin-Resistant and multi-drug resistant strains, and certain Streptococcal species. We submitted an NDA to the FDA on September 26, 2013 and an MAA to the EMA on November 27, 2013 seeking marketing approval for dalbavancin for the treatment of patients with ABSSSI. On November 25, 2013, the FDA accepted our NDA for priority review with an action date of May 26, 2014. On December 20, 2013, the EMA accepted our MAA for review. Based on final data from the DISCOVER trials, dalbavancin achieved its primary efficacy endpoint of non-inferiority, which was clinical response at 48 to 72 hours after initiation of therapy, as determined by the cessation of spread of the lesion, as well as the resolution of fever. Dalbavancin also achieved its secondary efficacy endpoint in the DISCOVER trials, which was clinical success at the end of treatment. We expect that this secondary outcome measurement will be the primary measure of efficacy for regulatory review in Europe. Dalbavancin previously completed three other Phase 3 clinical trials in May and June 2004 pursuant to prior FDA guidelines that are no longer in effect, in which more than 1,000 patients in total received dalbavancin. Dalbavancin achieved its primary efficacy endpoint of non-inferiority in evaluable patients’ clinical response at test of cure, 28 days following therapy, in each of these first three completed Phase 3 clinical trials when compared to linezolid, cefazolin or vancomycin, three of the standard-of-care agents for uSSSI and cSSSI. In these trials, dalbavancin was well tolerated and generated a large database of safety information. The rate and duration of adverse events in clinical trials to date for dalbavancin are similar to that of the comparator drugs used in the trials, and we have not observed any negative drug-drug interactions with dalbavancin in clinical development to date.

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

Based on discussions with the FDA in June 2010 and in anticipation of the publication of the FDA draft guidance, we resumed development of dalbavancin. We also received scientific advice from the EMA on our clinical program in December 2010, including with respect to the design of a new trial to support the ABSSSI indication. In preparation for Phase 3 clinical development of dalbavancin pursuant to the new FDA draft guidance, we conducted a Phase 2 clinical trial with the primary objective of defining the variability regarding measurement of lesion size with a ruler when the same investigator measures the lesion on two different occasions, referred to as intra-observer variability, or when different investigators measure the same lesion, referred to as inter-observer variability. We negotiated two SPAs with the FDA and conducted the DISCOVER trials on the basis of these SPAs. In addition, we successfully completed the dosing of one QT study and one Phase 1 clinical trial to evaluate the plasma concentration, safety and tolerability of administration of dalbavancin in a single 1,500 mg dose, and have completed a pharmacokinetic Phase 1 clinical trial in the Japanese population.

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

The first three completed Phase 3 clinical trials for dalbavancin were conducted using the same dosing regimen that we followed in the DISCOVER trials. That regimen is covered by an issued U.S. patent.

•	Safety, Tolerability and Suitability of Use. Dalbavancin has been well tolerated in the first three completed Phase 3 clinical trials to date, which included dosing of over 1,000 patients with dalbavancin. In addition, the adverse event profile of the DISCOVER trials is consistent with the results from the first three completed Phase 3 clinical trials. Notwithstanding dalbavancin’s relatively long half-life, the rate and duration of adverse events in clinical trials to date for dalbavancin are similar to that of the comparator drugs used in the trials, and we have not observed any negative drug-drug interactions with dalbavancin in clinical development to date. Results from clinical trials of dalbavancin indicate that there is no need to adjust dosing for patients of different body weights and that therapeutic drug monitoring will not be required for the use of dalbavancin. Our clinical data also suggest that the only dosing adjustment required is for patients with severe renal impairment and that this adjustment would be to maintain appropriate drug concentration and exposure rather than as a response to any safety concern.

•	Spectrum of Coverage, Resistance Profile and Potency. In an in vitro assessment, the potency of dalbavancin was 16 to 32 times greater than that of vancomycin against Staphylococci, including MRSA. In vitro potency is measured by determining the concentration of a drug needed to inhibit the growth of 90% of a panel of bacterial strains isolated from patients, referred to as a MIC90 measurement. A lower MIC90 indicates greater potency against a particular bacterium. Based on this in vitro assessment, dalbavancin has a low MIC90 value (≤0.06 µg/ml) against S. aureus, including MRSA, compared to vancomycin (1 or 2µg/ml). Over approximately ten years of study, dalbavancin has been tested against more than 60,000 Staphylococcal clinical isolates, but has not yet shown evidence of bacterial resistance. We believe dalbavancin’s potency and activity against Gram-positive bacteria and its ability to date in avoiding resistance would make it a strong candidate for use in first-line treatment against bacterial infections.

•	Cidality. Dalbavancin’s relatively long half-life means that dalbavancin is bactericidal over a prolonged period of time following treatment, as opposed to only a short period after administration. We believe this continuous bactericidal attribute, and the corresponding decrease in number of doses that must be given to treat each infection, means bacteria are less likely to develop a resistance to dalbavancin over time.

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

Clinical Experience

Dalbavancin has completed a total of twenty-one Phase 3, Phase 2 and Phase 1 clinical trials, over approximately ten years, in which more than 2,000 patients have been dosed with dalbavancin. These clinical trials and ongoing surveillance studies assessed more than 67,000 isolates, from over 600 centers worldwide, the majority of which were Staphylococci and Streptococci, in particular species that are relevant to ABSSSI, including MRSA and multi-drug resistant isolates.

DISCOVER Trials

Based on the draft guidance issued by the FDA in August 2010 regarding expectations from sponsors and clinical trials for ABSSSI, we negotiated two SPAs with the FDA for the clinical development of dalbavancin. On the basis of these SPAs, we recently completed two global multicenter, double-blind, double-dummy, randomized, controlled pivotal Phase 3 clinical trials, which we refer to as the DISCOVER trials, to compare the clinical efficacy of dalbavancin to vancomycin, with the option to switch to oral linezolid after three days of dosing, for the treatment of patients with suspected or proven Gram-positive ABSSSI. We announced the preliminary top line results of DISCOVER 1 in December 2012, and DISCOVER 2 in February 2013. We used the same two dose regimen for dalbavancin in the DISCOVER trials that has been used in each of the other three Phase 3 clinical trials for dalbavancin conducted to date, with a 1,000 mg dose administered on day 1 and a 500 mg dose administered on day 8. All patients randomized to active dalbavancin also received placebos to mimic the comparator regimen, which included placebo intravenous infusions to mimic vancomycin and oral placebos to mimic linezolid. Patients randomized to active vancomycin/ linezolid also received placebo intravenous infusions on days 1 and 8 to mimic dalbavancin. Pharmacists at each trial site were unblinded to the dosing regimens while the clinical investigators and patients remained blinded.

The primary outcome measure was a comparison of clinical response at 48 to 72 hours following initiation of treatment, based on the cessation of the spread of the lesion and resolution of fever. To achieve this primary outcome measure, we were required to demonstrate non-inferiority of dalbavancin compared to vancomycin based on a pre-determined non-inferiority margin. Non-inferiority comparisons of drugs are the standards for antibiotic drug development, and non-inferiority margins are used in the statistical analysis comparing two treatment arms in a study to distinguish the degree of potential difference between the antibiotics being evaluated. The pre-specified non-inferiority margin in the DISCOVER trials was 10%.

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

Patients enrolled in the DISCOVER trials were required to have at baseline a minimum ABSSSI lesion size of 75 cm2 and at least one systemic manifestation of infection, based on fever or a minimum white blood cell count. We enrolled 573 patients in DISCOVER 1 and 739 patients in DISCOVER 2. The number of patients in DISCOVER 2 included 184 patients enrolled in response to the interim analysis of 60% of the blinded patients in order to maintain the original degree of statistical power specified in the trial protocol. We conducted DISCOVER 1 at 92 sites in North America, Europe, and Asia, and DISCOVER 2 at 139 sites in North America, Europe, Asia and Africa.

Based on final data from the DISCOVER trials, dalbavancin achieved its primary efficacy endpoint of non-inferiority, which was clinical response at 48 to 72 hours after initiation of therapy, as determined by the cessation of spread of the lesion, as well as the resolution of fever. Dalbavancin also achieved its secondary efficacy endpoint in the DISCOVER trials, which was clinical success at the end of treatment. We expect that this secondary endpoint will be the primary measure of efficacy for regulatory review in Europe.

The table below summarizes the results of the DISCOVER trials:

Data for DISCOVER 1
	Endpoint	Dalbavancin	Vancomycin/linezolid	Difference in point estimates (95% Confidence interval)
FDA Primary Endpoint	Early response (48-72 hours)	240/288 (83.3%)	233/285 (81.8%)	1.5% (–4.6, 7.9)

FDA Secondary Endpoint (EMA Primary Endpoint)	Clinical Status[1]
	(End of Treatment)	214/246 (87.0%)	222/243 (91.4%)	–4.4% (–9.6, 1.6)
	Investigator Assessment (End of Treatment)	233/246 (94.7%)	237/243 (97.5%)	–2.8% (–6.7, 0.7)

Data for DISCOVER 2
	Endpoint	Dalbavancin	Vancomycin/linezolid	Difference in point estimates (95% Confidence interval)
FDA Primary Endpoint	Early response (48-72 hours)	285/371 (76.8%)	288/368 (78.3%)	–1.5% (–7.4, 4.6)

FDA Secondary Endpoint (EMA Primary Endpoint)	Clinical Status[1]
	(End of Treatment)	303/324 (93.5%)	280/302 (92.7%)	0.8% (–3.3, 4.9)
	Investigator Assessment (End of Treatment)	314/324 (96.9%)	290/302 (96.0%)	0.9% (–2.2, 4.1)

[1]	Pre-specified adjustment to the confidence interval by important baseline variables.

We submitted an NDA to the FDA on September 26, 2013 and an MAA to the EMA on November 27, 2013 seeking marketing approval for dalbavancin for the treatment of patients with ABSSSI. On November 25, 2013, the FDA accepted our NDA for priority review with an action date of May 26, 2014. On December 20, 2013, the EMA accepted our MAA for review. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of twelve months from the date of the receipt of a standard non-priority NDA to review and act on the submission, or eight months for a priority NDA. However, in November 2012, the FDA designated dalbavancin as a QIDP. The QIDP designation provides for priority review by the FDA, eligibility for “fast-track” status and extension of statutory exclusivity periods with respect to the product for an additional five years upon FDA approval of the product for the treatment of ABSSSI.

Completed Phase 2 Clinical Trial

We previously completed a non-interventional observational Phase 2 clinical trial to determine the inter- and intra-observer variability regarding lesion size when measured with a ruler. We have submitted the results of this Phase 2 clinical trial to the FDA to support our use of these measurement methods in the DISCOVER trials. The SPAs we reached with the FDA for the DISCOVER trials incorporate both the draft FDA guidance issued in 2010 and the methods derived from our Phase 2 clinical trial into the design of the DISCOVER trials. The DISCOVER trials required physical and laboratory measurements of the extent and severity of the skin infections that were relatively independent of the traditional physicians’ global assessment of clinical outcome.

Completed Phase 1 Clinical Trials

We completed a thorough QT study in June 2011 to evaluate the electrocardiographic effects of a therapeutic dose of 1,000 mg and a supratherapeutic dose of 1,500 mg of dalbavancin relative to a positive control of moxifloxacin and a placebo control. We had previously established tolerability of a single 1,500 mg supratherapeutic dose in a Phase 1 clinical trial in which we dosed eight healthy adults. We enrolled 200 healthy adult male and female subjects in our thorough QT study, with 50 subjects in each treatment group. In this trial, we found no impact of dalbavancin on cardiac conduction.

We completed a Phase 1 clinical trial in February 2012 to evaluate the pharmacokinetics, safety and tolerability of a 500 mg dose and a 1,000 mg dose of dalbavancin administered to healthy Japanese adults. Overall, the results of the trial indicated that the dosing was well tolerated in healthy male and female adult Japanese subjects.

Previously Completed Phase 3 Clinical Trials

Dalbavancin has also been studied in three completed Phase 3 clinical trials in addition to the DISCOVER trials.

Phase 3 Clinical Trial Comparing Dalbavancin to Cefazolin for uSSSI. The first Phase 3 clinical trial was a randomized, double-blind, controlled study that compared the clinical efficacy and safety of dalbavancin in the treatment of uSSSI relative to cefazolin. Patients received either a 1,000 mg intravenous dose of dalbavancin on day 1 with the option to follow with a 500 mg dose on day 8, with a possible switch to an oral placebo given every six hours, or a 500 mg dose of intravenous cefazolin every eight hours, with a possible switch to a 500 mg dose of oral cephalexin every six hours. In each case, dosing occurred over seven to 14 days, and a total of 367 patients were dosed with dalbavancin. The trial was conducted at 70 sites in seven countries. In this trial, dalbavancin met the primary endpoint of non-inferiority. The pre-specified non-inferiority margin in this trial was 12.5%. Efficacy was assessed by determining clinical and microbiological responses at the end of therapy and at the test of cure visit, a subsequent visit 14 days later. The primary endpoint was based on an analysis of data on a per protocol basis in the clinically evaluable population at the test of cure visit, which includes data only from patients who complied with the trial protocol. Dalbavancin was effective in 89.1% of patients and cefazolin was effective in 89.1% of patients. Based on an intent to treat analysis, which includes data from all patients enrolled in the trial, dalbavancin was effective in 76.0% of patients and cefazolin was effective in 75.8% of patients. The table below summarizes the success rates of patients dosed with dalbavancin and cefazolin on both a per protocol and intent to treat basis. The table also shows the 95% confidence interval, or 95% CI, of non-inferiority of dalbavancin compared to cefazolin. A 95% CI is a statistical determination that demonstrates the range of possible differences in the point estimates of success that will arise 95% of the time the endpoint is measured. Non-inferiority is based on a lower limit of the difference of the two point estimates of success falling above a pre-determined amount.

Per Protocol (Number (%) of Patients)			Intent to Treat (Number (%) of Patients)
Dalbavancin (N=266)	Cefazolin (N=147)	(95% CI)	Dalbavancin (N=367)	Cefazolin (N=186)	(95% CI)
237 (89.1%)	131 (89.1%)	(–6.8, 6.8)	279 (76.0%)	141 (75.8%)	(–7.7, 8.2)

Phase 3 Clinical Trial Comparing Dalbavancin to Linezolid for cSSSI Caused by Gram-positive Pathogens. The second Phase 3 clinical trial was a randomized, double-blind, controlled study that compared the clinical efficacy and safety of dalbavancin relative to linezolid in cSSSI caused by Gram-positive pathogens. A secondary objective was to compare microbiological efficacy and obtain pharmacokinetic and pharmacodynamic data for dalbavancin. Patients received either a 1,000 mg intravenous dose of dalbavancin on day 1 and a 500 mg dose on day 8, with a possible switch to an oral placebo given every twelve hours, or a 600 mg dose of intravenous linezolid every twelve hours, with a possible switch to a 600 mg dose of oral linezolid every twelve hours. In each case, dosing occurred over 14 days, and a total of 571 patients were dosed with dalbavancin. The trial was conducted at 65 sites in seven countries. The pre-specified non-inferiority margin in this trial was 12.5%. In this trial, dalbavancin met the primary endpoint of non-inferiority. Efficacy was assessed by determining clinical and microbiological responses at the end of therapy and at the test of cure visit, a subsequent visit 14 days later. The primary endpoint was based on an analysis of data on a per protocol basis in the clinically evaluable population at the test of cure visit, which includes data only from patients who complied with the trial protocol. Dalbavancin was effective in 88.9% of patients and linezolid was effective in 91.2% of patients. Based on an intent to treat analysis of data from this clinical trial, dalbavancin was effective in 76.5% of patients and linezolid was effective in 82.7% of patients. In connection with its review of the NDA for dalbavancin, the FDA conducted a separate analysis of the same data. The FDA reassessed, among other things, data from patients who were considered failures in the trial results submitted as part of the NDA. In the FDA’s analysis, dalbavancin was effective on a per protocol basis in 88.3% of patients and linezolid was effective in 89.6% of patients. Based on the FDA’s separate intent to treat analysis of data from this clinical trial, dalbavancin was effective in 73.2% of patients and linezolid was effective in 75.3% of patients. The tables below summarize the success rates of patients dosed with dalbavancin and linezolid on both a per protocol and intent to treat basis using the original trial protocol and the FDA’s separate analysis of the same data. The tables also show the 95% CI of non-inferiority of dalbavancin compared to linezolid.

Original Analysis

Per Protocol (Number (%) of Patients)			Intent to Treat (Number (%) of Patients)
Dalbavancin (N=434)	Linezolid (N=226)	(95% CI)	Dalbavancin (N=571)	Linezolid (N=283)	(95% CI)
386 (88.9%)	206 (91.2%)	(–7.3, 2.9)	437 (76.5%)	234 (82.7%)	(–12.0, –0.3)

FDA Analysis

Per Protocol (Number (%) of Patients)			Intent to Treat (Number (%) of Patients)
Dalbavancin (N=392)	Linezolid (N=211)	(95% CI)	Dalbavancin (N=523)	Linezolid (N=263)	(95% CI)
346 (88.3%)	189 (89.6%)	(–6.9, 4.3)	383 (73.2%)	198 (75.3%)	(–8.8, 4.7)

Phase 3 Clinical Trial Comparing Dalbavancin to Vancomycin for Skin and Skin Structure Infections Known or Suspected to be Due to MRSA. The third Phase 3 clinical trial was a randomized, open-label controlled study that evaluated the clinical and microbiological efficacy, safety and tolerability of dalbavancin relative to vancomycin in the treatment of adults with skin and skin structure infections known or suspected to be due to MRSA. Patients received either a 1,000 mg intravenous dose of dalbavancin on day 1 and a 500 mg dose on day 8 or a 1,000 mg dose of intravenous vancomycin every twelve hours, with a possible switch to a 500 mg dose of oral cephalexin every six hours following parenteral therapy if the pathogen was susceptible. Dosing occurred over 14 days for patients with cSSSI and either 7 or 14 days for patients with uSSSI, and a total of 107 patients were dosed with dalbavancin. The trial was conducted at 22 sites in two countries. The pre-specified non-inferiority margin in this trial was 20.0%. In this trial, dalbavancin met the primary endpoint of non-inferiority. Efficacy was assessed by determining clinical and microbiological responses at the end of therapy and at the test of cure visit, a subsequent visit 14 days later. Based on the primary analysis of the data from this clinical trial performed on a per protocol basis, dalbavancin was effective in 89.9% of patients and vancomycin was effective in 86.7% of patients. Based on an intent to treat analysis of data from this clinical trial, dalbavancin was effective in 86.0% of patients and vancomycin was effective in 65.3% of patients. The table below summarizes the success rates of patients dosed with dalbavancin and vancomycin on both a per protocol and intent to treat basis. The table also shows the 95% CI of non-inferiority of dalbavancin compared to vancomycin.

Per Protocol (Number (%) of Patients)			Intent to Treat (Number (%) of Patients)
Dalbavancin (N=79)	Vancomycin (N=30)	(95% CI)	Dalbavancin (N=107)	Vancomycin (N=49)	(95% CI)
71 (89.9%)	26 (86.7%)	(–13.0, 19.4)	92 (86.0%)	32 (65.3%)	(4.3, 37.0)

Integrated summary of safety data

In the five completed Phase 3 clinical trials, including the DISCOVER trials, and two completed Phase 2 clinical trials, dalbavancin exhibited a level of side effects that is typically lower than or equal to comparator drugs. The integrated results from these trials are summarized below for each type of adverse event or serious adverse event, including deadly and life-threatening adverse events, by both the number and percent of patients exhibiting the corresponding adverse event after dosing with dalbavancin or the comparator used in the clinical trial. The first table below shows the adverse events occurring in greater than 2% of patients receiving dalbavancin or the comparator drug, by specific adverse event. The second table below shows the total number of patients that experienced one or more adverse event or a serious adverse event while using dalbavancin or the comparator used in the clinical trial.

Adverse Events Occurring in More Than 2% of Patients Receiving Dalbavancin or the Comparator Drug

Phase 2/3 Integrated Database

(Number (%) of Patients)

Adverse Event	Total Dalbavancin (N = 1778)	Total Comparator (N = 1224)
Patients with at least one adverse event	799 (44.9%)	573 (46.8%)
Nausea	98 (5.5%)	78 (6.4%)
Headache	83 (4.7%)	59 (4.8%)
Diarrhea	79 (4.4%)	72 (5.9%)
Constipation	52 (2.9%)	30 (2.5%)
Vomiting	50 (2.8%)	37 (3.0%)
Rash	38 (2.1%)	22 (1.8%)
Urinary tract infection	36 (2.0%)	16 (1.3%)
Pruritus	32 (1.8%)	35 (2.9%)
Insomnia	27 (1.5%)	30 (2.5%)

Overview of Adverse Events

Phase 2/3 Integrated Database

(Number (%) of Patients)

Patients With:	Total Dalbavancin (N = 1778)	Total Comparator (N = 1224)
At least one adverse event	799 (44.9%)	573 (46.8%)
At least one treatment-related adverse event	328 (18.4%)	246 (20.1%)
At least one serious adverse event	109 (6.1%)	80 (6.5%)
At least one treatment-related serious adverse event	3 (0.2%)	9 (0.7%)
At least one adverse event leading to discontinuation of study drug	53 (3.0%)	35 (2.9%)
Deaths	10 (0.6%)	14 (1.1%)
Deaths due to treatment-related adverse event	0	0

In the five completed Phase 3 clinical trials, including the DISCOVER trials, and two completed Phase 2 clinical trials, the duration of adverse events exhibited by dalbavancin tended to be shorter than or equal to the duration of the adverse events exhibited by comparator drugs. The integrated results from these trials are summarized below for the percent of adverse events exhibited and the corresponding number of days for which that percent of adverse events was exhibited after dosing with dalbavancin or the comparator used in the clinical trial.

Future Clinical Development Plans

We are exploring development of dalbavancin for additional indications.

•	Osteomyelitis. Osteomyelitis is an infection of the bone that generally requires four to eight weeks of intravenous therapy. It can occur as a result of a bloodstream infection that subsequently seeds the bone or from penetration through the skin or contiguous structures, including as a consequence of trauma. Infections can be acute or chronic. Patients present with fever or chills, bone pain and malaise. The difficulty in achieving adequate antibiotic penetration of the bone requires a prolonged duration of intravenous therapy, usually for the duration of the treatment interval. In addition to disease in adults, we believe there is also a need for additional therapeutic options in pediatric patients with osteomyelitis that provides a favorable efficacy and safety profile, as well as increased compliance through weekly, directly observed dosing. The estimated patient population of osteomyelitis is approximately 200,000 patients annually in the United States. We believe dalbavancin’s intermittent dosing and bone penetration observed in in vivo preclinical testing may make it a suitable drug candidate for the treatment of osteomyelitis. We completed dosing in an eight-week, open-label Phase 1 clinical trial in connection with our development of dalbavancin for osteomyelitis. This trial enrolled a total of 18 healthy volunteers. Six subjects received dosing for four weeks, six subjects for six weeks and six subjects for eight weeks. The purpose of the trial was to assess the safety of longer term dosing of dalbavancin. Overall, the results indicate that dalbavancin, administered to healthy subjects as an IV infusion over 30 minutes, was well tolerated across all three cohorts in this study.

In addition, we recently completed a Phase 1 clinical trial to measure the penetration of dalbavancin into the bone. We expect the results of this trial to be available in 2014.

•	Diabetic Foot Infection. Diabetic foot infections, or DFI, are typically complicated by micro- and macro-arterial insufficiency, peripheral neuropathy and chronic neuropathic ulcers, and can involve deep tissues, including bones and joints. MRSA is involved in up to 23% of DFI. In more serious DFI, long-term systemic antibacterial treatment of up to four weeks is often required, and longer courses are often indicated in DFI complicated by bone involvement. The estimated patient population of DFIs is approximately 340,000 patients annually in the United States. Because treatment of DFI with currently available treatment options requires up to four week dosing, we believe dalbavancin’s intermittent dosing schedule and the results from past clinical trials with respect to MRSA could make dalbavancin an attractive potential treatment for DFI.

•	Community-Acquired Bacterial Pneumonia Requiring Hospitalization. Community-acquired bacterial pneumonia, or CABP, is a leading cause of morbidity and mortality. Overall mortality from CABP remains relatively high, ranging from 5.1% for patients hospitalized or treated in an ambulatory setting to 36.5% for patients treated in an intensive care unit. The estimated patient population of CABP is approximately 5.6 million patients annually. We believe that dalbavancin’s potential benefits in the out-patient setting could avoid a hospital visit for CABP if the condition is otherwise manageable.

Commercialization Strategy and Organization

Given our stage of development, we have just begun to establish distribution capabilities and a commercial organization. If approved, we intend to directly commercialize dalbavancin in the United States and possibly Western Europe with a targeted hospital sales force and to use a variety of types of collaboration arrangements for commercialization in other markets. We have begun to establish a health resources group of regional medical directors with higher science degrees, including M.D.s, Ph.D.s and Pharm.D.s, to target the hospital, emergency room, and out-patient settings to understand ABSSSI treatment patterns, institutional economics and identify opportunities in these settings once dalbavancin is approved. Our regional medical directors will also work with hospitals, provider organizations and payors to demonstrate that use of dalbavancin may reduce the length of a patient’s hospital stay or avoid hospital admission altogether, which we believe would lower the total cost of treatment of ABSSSI when treated with dalbavancin. If dalbavancin is approved, we plan to have our sales force and other support organizations target all three settings simultaneously as we believe there is significant overlap in the target audience in each setting.

We expect that our health resources group will work with doctors in the infectious disease field to answer questions regarding dalbavancin’s clinical results, conduct medical education events regarding the emerging science regarding dalbavancin’s pharmacokinetic profile and build awareness of dalbavancin. If dalbavancin is approved by the FDA, we plan to build a commercial infrastructure to launch dalbavancin in the United States. We expect to direct our sales and marketing efforts at the approximately 2,000 hospitals and out-patient acute care settings that we believe account for a substantial majority of the potential market for dalbavancin. We expect that our commercial infrastructure would be comprised of a targeted hospital sales force led by several experienced sales management personnel, an internal marketing and medical affairs staff, a reimbursement support team and a national accounts team. We estimate that an initial sales force of approximately 100 representatives could successfully target key institutions, out-patient clinics, emergency rooms and ambulatory treatment centers.

At the time of expected approval, we plan to have in place both support services to assist providers with information requests, reimbursement logistics and assistance, and patient assistance programs, and to provide educational materials. We expect that our sales infrastructure will also include market access personnel to establish and direct reimbursement activities with third-party payors, such as managed care organizations, home health providers, infusion centers and government accounts. We have begun to hire personnel to fill some of these functions in advance of the anticipated approval date.

We currently intend to focus our initial commercial efforts on the U.S. and possibly Western European markets, which we believe represent the largest market opportunities for dalbavancin. In addition, we believe that Eastern Europe, Asia and Latin America represent significant opportunities because of the particular importance of out-patient treatment settings in these markets. Although we are currently evaluating our commercialization strategy outside the United States and Western Europe, we intend to seek to commercialize dalbavancin in these markets through a variety of types of collaboration arrangements with leading pharmaceutical and biotechnology companies.

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

As of December 31, 2013, our dalbavancin patent portfolio included four issued U.S. patents, one U.S. patent application and foreign counterparts to these patents and patent application. The dalbavancin patent portfolio is owned by our wholly-owned subsidiary, Vicuron, and licensed to our wholly-owned subsidiary, Durata Therapeutics Holding C.V. The four issued U.S. patents in this portfolio consist of two method-of-treatment patents, a dosage-form patent and a formulation patent, all of which have statutory expiration dates in 2023. The method-of-treatment patents claim a once-weekly dalbavancin regimen. In particular, they recite methods comprising the administration of at least two doses of dalbavancin to treat a bacterial infection, the amount of the doses and the interval between doses. The related pending U.S. application relates to improvements in the manufacturing methods of dalbavancin. Any U.S. patent that may issue from this application would have a statutory expiration date in 2023. Patent protection is not available for composition-of-matter claims that only recite the active pharmaceutical ingredient for dalbavancin.

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

We own worldwide commercial rights to dalbavancin. Our worldwide rights are royalty free, other than in Japan, where we are obligated to pay royalties on net sales of dalbavancin. We will also owe a single milestone payment following the first commercial sale of dalbavancin in the United States or one of five major European markets, which we have the right to defer for up to five years and are prohibited from paying as long as amounts are outstanding under our credit agreement with PDL. Our dalbavancin rights include four U.S. patents covering dalbavancin’s use and formulation. Although each of these patents is scheduled to expire in 2023, any one, but not all, of these U.S. patents may be eligible for patent term extension. Moreover, if and when dalbavancin receives approval by the FDA, we expect to apply to list each of the issued patents that cover the approved dalbavancin formulation and method of use in the Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book.

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

Acquisition of Vicuron From Pfizer

In December 2009, we acquired all of the outstanding shares of capital stock of Vicuron from Pfizer. We paid total up-front consideration of $10.0 million for the Vicuron shares and dalbavancin inventory that we acquired pursuant to a separate inventory transfer agreement with Pfizer Overseas LLC. In March 2011, Pfizer refunded to us $6.0 million of the initial purchase price under the terms of our stock purchase agreement, based on documentation we provided that supported the position that marketing approval for dalbavancin required more than one new Phase 3 clinical trial. Following the first commercial sale of dalbavancin for the treatment of ABSSSI in the United States, the United Kingdom, Germany, Italy, Spain or France, we are obligated to pay Pfizer an additional milestone payment of $25.0 million. However, at our sole discretion, we may elect to defer the milestone payment for a period of up to five years if we deliver to Pfizer a promissory note for the full amount of such milestone payment. We are prohibited from making any payment to Pfizer as long as amounts are outstanding under our credit agreement with PDL. Interest on the outstanding principal amount of the promissory note will accrue at a rate of 10% per annum, compounded annually. We also have the option, in our sole discretion, exercisable at any time before a specified date following the FDA’s acceptance of our NDA for dalbavancin to make a one-time payment to Pfizer of $20.0 million in lieu of, and in full satisfaction of, our obligation to pay the $25.0 million milestone payment. Prior to paying the milestone payment to Pfizer, we may effect a change of control, as defined in the stock purchase agreement with Pfizer, or sell, exclusively license or otherwise transfer all or substantially all of our or Vicuron’s rights, title and interest in and to dalbavancin only if such transaction is with a qualified successor or with Pfizer’s prior written consent. For purposes of the stock purchase agreement, a qualified successor is a company with a specified market capitalization, tangible net worth and debt to equity ratio. If Pfizer consents to a transaction with a company that is not a qualified successor, the interest rate on the promissory note with respect to the $25.0 million milestone payment will increase to 14% per annum.

Acquisition of Dalbavancin Commercial Rights in Japan From RaQualia Pharma Inc.

In December 2010, we acquired from RaQualia Pharma Inc., or RaQualia, rights to commercialize dalbavancin in Japan, which Pfizer had previously granted to RaQualia pursuant to a marketing rights agreement. We paid RaQualia up-front consideration of $350,000 for the termination of the marketing rights agreement. Following the first receipt of regulatory approval for dalbavancin in Japan, we are obligated to pay RaQualia an additional milestone payment of $2.0 million. We also agreed to pay RaQualia high single digit royalties of net sales of dalbavancin in Japan until the later of the tenth anniversary of the first commercial sale of dalbavancin in Japan and the last expiration of all patents owned by us as of December 2010 that cover the sale of dalbavancin in Japan. If we fail to use reasonable efforts to file a regulatory approval application in Japan for dalbavancin within a specified time, RaQualia has the right to regain commercial rights to dalbavancin in Japan.

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

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific, clinical, manufacturing, sales and marketing personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

The key competitive factors affecting the success of dalbavancin, if approved, are likely to be its efficacy, safety, convenience, price, use in out-patient settings, the level of generic competition and the availability of reimbursement from government and other third-party payors.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. In addition, our ability to compete may be affected because in many cases insurers or other third-party payors seek to encourage the use of generic products. Our industry is highly competitive and is currently dominated by generic intravenous vancomycin, which generated sales of approximately $178 million in the United States in 2012 and represented a majority of courses prescribed. Additional products are expected to become available on a generic basis over the coming years. If dalbavancin is approved, we expect that it will be priced at a significant premium over competitive generic products.

Our potential competitors include large pharmaceutical and biotechnology companies, and specialty pharmaceutical and generic drug companies, including Pfizer, which markets Zyvox (linezolid), Tygacil (tigecycline) and Synercid (quinupristin and dalfopristin); Cubist Pharmaceuticals, Inc., which markets Cubicin (daptomycin); Theravance, Inc., which markets Vibativ (telavancin); Forest Laboratories, Inc., which markets Teflaro (ceftaroline); Sanofi-Aventis Ltd., which markets Targocid (teicoplanin), and various producers of generic vancomycin. We believe that dalbavancin, if approved, has features, including its convenient dosing, built-in compliance and efficacy with respect to MRSA, that will differentiate it from existing products currently marketed for the treatment of ABSSSI.

We expect that product candidates currently in late-stage development, or that could enter late-stage clinical development in the near future, may represent significant competition if approved. These include oritavancin (under development by The Medicines Company for administration in a single dose with a three-hour infusion time), tedizolid phosphate (under development by Cubist Pharmaceuticals, Inc. through its acquisition of Trius Therapeutics, Inc.), fusidic acid (under development by Cempra, Inc.), delafloxin (under development by Melinta Therapeutics, Inc., formerly Rib-X Pharmaceuticals, Inc.), omadacycline (under development by Paratek Pharmaceuticals, Inc.), BC-3781 (under development by Nabriva Therapeutics AG), eravacycline (under development by Tetraphase Pharmaceuticals, Inc.) and JNJ-Q2 (under development by Furiex Pharmaceuticals, Inc.). Many of the companies that are marketing and developing therapies for the treatment of ABSSSI may have significantly greater resources than we have. We are developing a targeted marketing strategy to optimize our available resources.

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

We have a supply agreement, as amended, with Gnosis Bioresearch srl., or Gnosis, to supply us with the drug substance for dalbavancin in the form of injectable grade powder. Under this agreement, Gnosis is required to manufacture and supply and we are required to purchase specified minimum annual purchase volumes of drug substance at specified prices. Gnosis has agreed to produce a specified percentage of our worldwide demand for drug substance.

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

We have identified possible secondary suppliers of drug substance and are currently engaged in a technology transfer process with these manufacturers.

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

Prior to the time of expected approval of dalbavancin, we intend to have quantities of drug supply manufactured sufficient to meet estimated demand for approximately six months following commercial launch. We also intend to have produced active pharmaceutical ingredient sufficient to manufacture drug supply to meet estimated demand for a further six months. We believe this approach will decrease the risk inherent in relying on third-party manufacturers. All lots of drug substance and drug products used in clinical trials are manufactured under current good manufacturing practices.

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

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin;

•	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;

•	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug or biological product for each indication;

•	submission to the FDA of an NDA;

•	satisfactory completion of an FDA advisory committee review, if applicable;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP, and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA.

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

Special Protocol Assessment

The special protocol assessment process is designed to facilitate the FDA’s review and approval of drugs by allowing the FDA to evaluate the proposed design and size of phase 3 clinical trials that are intended to form the primary basis for determining a drug product’s efficacy. Upon specific request by a clinical trial sponsor, the FDA will evaluate the protocol and respond to a sponsor’s questions regarding, among other things, primary efficacy endpoints, trial conduct and data analysis, within 45 days of receipt of the request. The FDA ultimately assesses whether the protocol design and planned analysis of the trial adequately address objectives in support of a regulatory submission. All agreements and disagreements between the FDA and the sponsor regarding an SPA must be clearly documented in an SPA letter or the minutes of a meeting between the sponsor and the FDA. We conducted each of the DISCOVER trials pursuant to SPAs with the FDA, based on draft guidance issued by the FDA in 2010 for the development of drugs to treat ABSSSI.

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

Marketing Approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under the PDUFA guidelines that are currently in effect, the FDA has a goal of twelve months from the date of the receipt of a standard non-priority NDA to review and act on the submission, or eight months for a priority NDA. In November 2012, the FDA designated dalbavancin as a QIDP. The QIDP designation provides for priority review by the FDA, eligibility for “fast-track” status and extension of statutory exclusivity periods with respect to the product for an additional five years upon FDA approval of the product for the treatment of ABSSSI. On November 25, 2013, the FDA accepted our NDA for priority review with an action date of May 26, 2014.

In addition, under the Pediatric Research Equity Act of 2003, or PREA, as amended and reauthorized by the Food and Drug Administration Amendments Act of 2007, or FDAAA, an NDA or supplement to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. As part of our NDA filed on September 26, 2013, we requested deferral for submission of the pediatric data.

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

If the FDA’s evaluation of the NDA and inspection of the manufacturing facilities are favorable, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. The FDA previously issued three approvable letters (predecessors to current “complete response” letters) regarding dalbavancin as further described in Dalbavancin—Overview.

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

The FDA may give a priority review designation to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. A priority review means that the goal for the FDA to review an application is eight months, rather than the standard review of twelve months under current PDUFA guidelines. Most products that are eligible for fast track designation are also likely to be considered appropriate to receive a priority review. The FDA designated dalbavancin as a QIDP. The QIDP designation provides for priority review by the FDA, eligibility for “fast-track” status and extension of statutory exclusivity periods with respect to the product for an additional five years upon FDA approval of the product for the treatment of ABSSSI. On November 25, 2013, the FDA accepted our NDA for priority review with an action date of May 26, 2014.

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

The FDA also administers a clinical research grants program, whereby researchers may compete for funding to conduct clinical trials to support the approval of drugs, biologics, medical devices and medical foods for rare diseases and conditions. An application for an orphan grant should propose one discrete clinical study to facilitate FDA approval of the product for a rare disease or condition. The study may address an unapproved new product or an unapproved new use for a product already on the market.

Qualified Infectious Disease Product Exclusivity

Under the Generating Antibiotic Incentives Now, or GAIN, provisions of the FDA Safety and Innovation Act, which was signed into law in July 2012, the FDA may designate a product as a “qualified infectious disease product”, or QIDP. In order to receive this designation, a drug must qualify as an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by either (1) an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens, or (2) a so-called “qualifying pathogen” found on a list of potentially dangerous, drug-resistant organisms to be established and maintained by the FDA under the new law. A sponsor must request designation before submitting a marketing application. In November 2012, the FDA designated dalbavancin as a QIDP.

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

Foreign Regulation

In order to market any product outside the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

European Union Drug Approval Process

To obtain marketing approval of a drug under European Union regulatory systems, we may submit MAAs either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The centralized procedure is compulsory for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, and products with a new active substance indicated for the treatment of certain diseases, and optional for those products that are highly innovative or for which a centralized process is in the interest of patients. On November 27, 2013, we submitted an MAA for dalbavancin to the EMA under the centralized procedure. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Scientific Advice Working Party of the Committee of Medicinal Products for Human Use, or the CHMP). Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, defined by three cumulative criteria: the seriousness of the disease, such as heavy disabling or life-threatening diseases, to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days.

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

For the EMA, a Pediatric Investigation Plan, or a request for waiver or deferral, is required for submission prior to submitting an MAA for use for drugs in pediatric populations. A Pediatric Investigation Plan has been submitted to the EMA.

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

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any drug products for which we may obtain regulatory approval. Sales of any of our product candidates, if approved, will depend, in part, on the extent to which the costs of the products will be covered by third-party payors, including government health programs such as Medicare and Medicaid, commercial health insurers and managed care organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the price or payment rate that the payor will use to reimburse for the drug product once coverage is approved. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the approved drugs for a particular indication.

In order to secure coverage and payment for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Our product candidates may not be considered medically necessary or cost-effective by government or private third-party payor decision makers. A payor’s decision to provide coverage for a drug product does not imply that an adequate payment rate will be approved. Third-party reimbursement may not be sufficient to enable us to maintain price levels high enough to realize an appropriate return on our investment in product development.

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Third-party payors are increasingly challenging the prices of medical products and corresponding services and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not provide coverage to our products after approval as a benefit under their health insurance plans or, if they do, the level of payment may not be adequate to allow us to sell our products at a profit. In addition, and in order to be considered for coverage and payment, all third-party payors in the U.S. require that health care providers use unique codes to identify the product and service rendered when billing for such products and services. Codes unique to a pharmaceutical product, such as dalbavancin, are only available after a twelve-month coding application and review process by the Centers for Medicare and Medicaid Services (CMS), which commences in January of each year post FDA approval of the product. In the absence of a unique code for a pharmaceutical product post-commercial launch, and in the interim, it is standard practice for health care providers in the U.S. to use a temporary code when billing third-party payors to describe the pharmaceutical product rendered.

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

Healthcare Law and Regulation

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we may obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•	the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under federally funded healthcare programs such as Medicare and Medicaid;

•	the federal False Claims Act imposes civil penalties, and provides for civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	the federal transparency requirements under the Health Care Reform Law require manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests; and

•	analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.

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

Employees

As of December 31, 2013, we had 68 employees, of whom 67 were employed on a full-time basis. All of our employees are engaged in administration, finance, clinical, regulatory, manufacturing, market development, medical affairs, marketing, and business development functions. We believe our relations with our employees are good.

Our Corporate Information

We were incorporated under the laws of the State of Delaware on November 4, 2009, under the name Durata Therapeutics, Inc. Our principal executive offices are located at 200 South Wacker Drive, Suite 2550, Chicago, Illinois 60606. Our telephone number is (312) 219-7000. We maintain a website at www.duratatherapeutics.com. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference.

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

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Item 1A.	Risk Factors

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for at least the next few years and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $62.1 million for the year ended December 31, 2013 and $62.5 million for the year ended December 31, 2012. As of December 31, 2013, we had a deficit accumulated during the development stage of $169.4 million. To date, we have not generated any revenues. We have financed our operations primarily through private placements of our preferred stock, our initial public offering of common stock, which we closed in July 2012, a secured debt financing, which we completed in March 2013 and refinanced with a new lender in October 2013, and a public offering of our common stock, which we closed in April 2013. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and operating losses for at least the next few years. The net losses we incur may fluctuate significantly from quarter to quarter.

We anticipate that we will continue to incur significant expenses in connection with seeking marketing approval for dalbavancin for acute bacterial skin and skin structure infections, or ABSSSI, and possibly other product candidates, establishing our commercial organization, conducting clinical trials for additional indications for dalbavancin (including osteomyelitis, diabetic foot infection and pneumonia), as well as new dosing strategies and formulations, and manufacturing product. In addition, if we obtain marketing approval of dalbavancin, we expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses. Our expenses also will increase if and as we:

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

We are an early-stage company. We were incorporated and commenced active operations in the fourth quarter of 2009. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing dalbavancin and beginning to build our commercial and marketing infrastructure. We have not yet demonstrated our ability to obtain marketing approval for any product candidate, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We expect to continue to incur significant expenses in connection with our ongoing activities, particularly as we seek marketing approval for dalbavancin, establish our commercial organization, conduct clinical trials for additional indications for dalbavancin (including osteomyelitis, diabetic foot infection and pneumonia), as well as new dosing strategies and formulations, and possibly other product candidates, and manufacture product. In addition, if we obtain marketing approval for dalbavancin, or any other product candidate that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Furthermore, we are incurring additional costs associated with operating as a public company. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We expect that our existing cash and cash equivalents and short-term investments will enable us to sustain our operations through early 2015. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. This estimate assumes, among other things, that, at our sole discretion pursuant to the terms of our agreement with Pfizer Inc, or Pfizer, we elect to defer for a period of up to five years payment of the $25.0 million milestone that we will become obligated to pay upon the first commercial sale of dalbavancin by delivering to Pfizer a promissory note for such amount. We also are prohibited from paying the $25.0 million milestone to Pfizer as long as amounts are outstanding under our current credit agreement with PDL BioPharma, Inc., or PDL. Interest on the outstanding principal amount of the promissory note to Pfizer will accrue at a rate of 10% per annum, compounded annually. Our future capital requirements will depend on many factors, including:

•	the costs, timing and outcome of regulatory review of dalbavancin;

•	the costs of commercialization activities for dalbavancin if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	subject to receipt of marketing approval, revenue received from commercial sales of dalbavancin;

•	the costs of developing dalbavancin for additional indications and new dosing strategies and formulations;

•	our ability to establish collaborations on favorable terms, if at all;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property-related claims;

•	the extent to which we in-license or acquire other products and technologies; and

•	the scope, progress, results and costs of product development for our product candidates.

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

In March 2013, we and certain of our subsidiaries entered into a loan and security agreement, or loan agreement, with Oxford Finance LLC, or Oxford, pursuant to which, subject to the conditions to borrowing thereunder, our wholly-owned Dutch subsidiaries borrowed an aggregate principal amount of $20.0 million. On October 31, 2013, we and certain of our subsidiaries entered into a credit agreement with PDL, pursuant to which our wholly-owned Dutch subsidiaries borrowed an aggregate principal amount of $25.0 million, or the First Tranche, and may, upon the satisfaction of certain conditions to the funding set forth in the credit agreement, borrow an additional aggregate principal amount of up to $45.0 million. Pursuant to the credit agreement, we repaid in full amounts outstanding under the Oxford loan agreement, including prepayment penalties and fees.

Amounts borrowed under the credit agreement are guaranteed by us and certain of our subsidiaries. The loans are secured by a lien on substantially all of our assets and all or substantially all of the assets of our subsidiaries (other than Durata Therapeutics Limited), including the pledge of the equity interests in each of our subsidiaries.

We could in the future incur additional indebtedness beyond amounts currently outstanding under our credit agreement with PDL.

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

We are currently incurring and expect to continue to incur increased costs as a result of being a public company, and our management is and will continue to be required to devote substantial time to compliance initiatives.

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. These costs will continue to increase, particularly after we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. In addition, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, the listing requirements of The NASDAQ Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. These rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

However, for as long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We may remain an emerging growth company until December 31, 2017, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have annual gross revenues of $1 billion or more in any fiscal year, we would cease to be an emerging growth company as of December 31 of the applicable year. We also would cease to be an emerging growth company if we issue more than $1 billion of non-convertible debt over a three-year period.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, as an emerging growth company, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm until we are no longer an emerging growth company. To achieve compliance with Section 404, we have documented and evaluated the effectiveness our internal control over financial reporting. We will need to continue to dedicate internal resources to continuously assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. We cannot predict whether investors will find our common stock less attractive because we took advantage of the exception from Section 404 that permits us not to obtain an attestation report on internal control over financial reporting by our independent registered public accounting firm. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Risks Related to Product Development and Commercialization

We currently depend entirely on the success of our lead product candidate, dalbavancin, which we are developing for the treatment of patients with ABSSSI. If we are unable to commercialize dalbavancin or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of dalbavancin for the treatment of patients with ABSSSI. Our ability to generate product revenues, which we do not expect will occur before the second half of 2014, at the earliest, will depend heavily on our obtaining marketing approval for and commercializing, dalbavancin. We submitted an NDA to the FDA on September 26, 2013 seeking marketing approval for dalbavancin for the treatment of patients with ABSSSI. On November 25, 2013, the FDA accepted our NDA for priority review with an action date of May 26, 2014. We also submitted a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, on November 27, 2013. On December 20, 2013, the EMA accepted our MAA for review. The success of dalbavancin will depend on several factors, including the following:

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

Successful development of dalbavancin for additional indications (including osteomyelitis, diabetic foot infection and pneumonia), as well as new dosing strategies and formulations, will depend on similar factors.

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

We have begun to build our commercialization and marketing infrastructure for dalbavancin in the United States in 2012. However, we have no prior experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must continue to develop a sales and marketing organization or outsource these functions to third parties. Ultimately, we expect that our commercial organization in the United States, and possibly Western Europe, will include a targeted hospital sales force, a marketing and medical affairs staff, a reimbursement support team, and a national accounts team. Although we are currently evaluating our commercialization strategy outside the United States and Western Europe, we expect that we would commercialize dalbavancin in other markets through a variety of types of collaboration arrangements with leading pharmaceutical and biotechnology companies.

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

There are also a number of products in clinical development by third parties to treat ABSSSI. These companies include pharmaceutical companies, biotechnology companies, and specialty pharmaceutical and generic drug companies of various sizes, such as The Medicines Company, Cubist Pharmaceuticals, Inc. (through its acquisition of Trius Therapeutics, Inc.), Cempra, Inc., Melinta Therapeutics, Inc. (formerly Rib-X Pharmaceuticals, Inc.), Paratek Pharmaceuticals, Inc., Nabriva Therapeutics AG, Tetraphase Pharmaceuticals, Inc. and Furiex Pharmaceuticals, Inc. Our competitors may develop products that are more effective, safer, more convenient or less costly than dalbavancin or that would render dalbavancin obsolete or non-competitive. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their product candidates more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

We intend to enhance our product pipeline through strategically in-licensing or acquiring additional clinical stage product candidates or approved products for the hospital and acute care markets. Because we do not engage in drug discovery or early stage research, the future growth of our business will depend in significant part on our ability to in-license or acquire rights to additional product candidates or approved products. However, we may be unable to in-license or acquire any products or product candidates from third parties. The in-licensing and acquisition of pharmaceutical products is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire products or product candidates that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

We currently hold $20 million in product liability insurance coverage, which may not be adequate to cover all liabilities that we may incur. We will need to increase our insurance coverage when and if we begin commercializing dalbavancin or any other product candidate that receives marketing approval. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

We have a supply agreement, as amended, with Gnosis Bioresearch srl., or Gnosis, to supply us with the drug substance for dalbavancin in the form of injectable grade powder. Although Gnosis has agreed to supply us with a specified percentage of our worldwide demand for drug substance, Gnosis is not obligated to supply any drug substance in excess of this specified percentage. If Gnosis should become unavailable to us for any reason for the supply of drug substance, we believe that there are a number of potential replacements, although we might incur some delay in identifying or qualifying such replacements. In the event Gnosis breaches its supply obligations as specified in the agreement, we may engage an alternate supplier to supply us with drug substance until Gnosis demonstrates to our reasonable satisfaction that Gnosis has fully remedied such supply failure.

We have identified possible secondary suppliers of drug substance and are currently engaged in the technology transfer process with these manufacturers.

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

Our product candidates, including dalbavancin, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market dalbavancin or any other product candidate from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing FDA approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA. We submitted our NDA to the FDA on September 26, 2013 seeking marketing approval for dalbavancin for the treatment of patients with ABSSSI. The NDA was subsequently accepted for review by the FDA on November 25, 2013. The FDA or other regulatory authorities may determine that dalbavancin or any other product candidate that we develop is not effective, or is only moderately effective, or has undesirable or unintended side effects, toxicities, safety profile or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use.

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

For example, between 2005 and 2007, the FDA issued three approvable letters relating to the NDA filed in December 2004 for dalbavancin, and in September 2008, Pfizer globally withdrew all marketing applications for dalbavancin. In general, approvable letters identify issues that must be addressed in order to obtain approval of a pending NDA. The first two approvable letters raised, in part, open items on the manufacturing process of dalbavancin. After addressing the first approvable letter by making changes to the manufacturing process, Pfizer made additional changes to the manufacturing process, resulting in a second approvable letter. Because of the close scrutiny by the FDA in the prior review, as well as questions raised in these prior approvable letters, regarding the manufacturing process for dalbavancin active pharmaceutical ingredient, or API, we expect the manufacture of dalbavancin again may be a focus of the FDA’s review of our NDA, which we submitted on September 26, 2013. The dalbavancin API manufacturing process is complicated and the Gnosis facility has only made a small amount in the past two to five years. We have worked closely with Gnosis and several consultants on the process to obtain the data required for our NDA and plan to continue to work with these parties throughout the FDA’s review of our NDA. During the FDA’s review of our NDA, we have submitted, and will continue to submit, additional data from the recently manufactured Gnosis batches as the data have become available. The third approvable letter to Pfizer in part requested that Pfizer justify the non-inferiority margin used for the then-current Phase 3 clinical trial comparing dalbavancin and cefazolin. In addition, the European Medicines Agency, or EMA, questioned the approvability of Pfizer’s marketing authorization application based on remaining objections that a single pivotal trial in complicated skin and skin structure infections did not provide sufficiently robust data and that patients enrolled in the trial were not sick enough to support use in the desired indication. The FDA and the EMA may identify additional issues as their review of our current or future applications proceeds.

If we experience further delays in obtaining approval or if we fail to obtain approval of dalbavancin or any other product candidate that we develop, the commercial prospects for dalbavancin or any other product candidate may be harmed and our ability to generate revenues will be materially impaired.

Our special protocol agreements with the FDA, scientific advice from the EMA for dalbavancin and FDA designation of dalbavancin as a qualified infectious disease product do not guarantee ultimate approval and may not lead to a faster development or regulatory review or approval process.

We have recently completed two Phase 3 clinical trials for dalbavancin, which we refer to as the DISCOVER trials, pursuant to special protocol agreements, or SPAs, with the FDA based on draft guidance issued by the FDA in 2010 for the development of drugs to treat ABSSSI. We also designed the DISCOVER trials based on scientific advice that we received from the EMA in December 2010 to meet the regulatory filing requirements for dalbavancin in the European Union. Once the FDA and an applicant reach an agreement under the special protocol assessment process regarding the design and size of a clinical trial, the agreements generally cannot be changed after the clinical trial begins. However, the FDA may revoke or alter an agreement under defined circumstances, such as changes in the relevant data or assumptions provided by the sponsor or the emergence of new public health concerns. A revocation or alteration in our existing SPAs could significantly delay or prevent approval of our application. In addition, any significant change to the protocols for a clinical trial subject to an SPA would require prior FDA approval, which could delay implementation of such a change and the conduct of the related clinical trial. Our SPAs with the FDA and the scientific advice from the EMA do not ensure that dalbavancin will receive marketing approval or that the approval process will be faster than conventional regulatory procedures or other timeline that has been approved by the FDA. In November 2012, the FDA designated dalbavancin as a qualified infectious disease product, or QIDP. The QIDP designation provides for priority review by the FDA, eligibility for “fast-track” status and extension of statutory exclusivity periods with respect to the product for an additional five years upon FDA approval of the product for the treatment of ABSSSI. The QIDP designation does not ensure that dalbavancin will receive marketing approval or that approval will be granted within any particular timeframe.

Failure to obtain marketing approval in international jurisdictions would prevent our product candidates from being marketed abroad.

In order to market and sell dalbavancin and any other product candidate that we develop in the European Union and many other jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We submitted an MAA to the EMA on November 27, 2013. On December 20, 2013, the EMA accepted our MAA for review. However, we may not be able to file for marketing approvals in other jurisdictions and may not receive necessary approvals to commercialize our products in any market.

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

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates, including dalbavancin, for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•	the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federally funded healthcare programs such as Medicare and Medicaid;

•	the federal False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	the federal transparency requirements under the Health Care Reform Law require manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests; and

•	analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.

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

The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. In addition, we may not pursue or obtain patent protection in all major markets. Assuming the other requirements for patentability are met, currently, the first to file a patent application is entitled to the patent. However, prior to March 16, 2013, in the United States, the first to invent was entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

Moreover, we may be subject to a third party preissuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review, interference proceedings or other patent office proceedings or litigation, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. In November 2012, the FDA designated dalbavancin as a QIDP. This designation provides ten years of exclusivity in the United States if the FDA approves dalbavancin for the treatment of ABSSSI.

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

Although we have proposed the proprietary name Dalvance™ for use with dalbavancin in the United States, the proprietary name must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable proprietary product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We have also proposed potential proprietary names in Europe. We have not yet proposed a proprietary name for dalbavancin in any jurisdiction other than the United States and Europe.

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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of our existing indebtedness currently, and any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of February 28, 2014, we had outstanding 26,640,309 shares of common stock. Of these shares, 9,610,830 shares are currently restricted as a result of securities laws and the remainder are freely tradable. Moreover, holders of an aggregate of 9,537,533 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market:

	Common Stock Price
	2013		2012*
	High	Low	High	Low
First Quarter	10.49	7.08	NA	NA
Second Quarter	9.12	6.65	NA	NA
Third Quarter	9.64	7.11	10.50	6.68
Fourth Quarter	13.21	8.44	10.63	6.75

*	Prior to July 19, 2012, there was no public market for our common stock.

Holders

As of February 28, 2014, there were 19 holders of record of our common stock. This number does not include beneficial owners whose shares are held in street name.

Dividends

We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. Additionally, our ability to pay dividends on our common stock is limited by restrictions under the terms of our credit agreement with PDL BioPharma, Inc.

Recent Sales of Unregistered Securities

We did not sell any of our unregistered securities during the fourth quarter of 2013.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the fourth quarter of 2013.

Item 6.	Selected Financial Data

The following table sets forth certain financial data with respect to our business. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and related Notes and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other information contained elsewhere in this Annual Report on Form 10-K. We have derived the statement of operations data for the years ended December 31, 2013, 2012, and 2011, for the period from November 4, 2009 (inception) to December 31, 2013 and the balance sheet data as of December 31, 2013 and 2012 from our audited financial statements included in this Annual Report on Form 10-K. We have derived the statement of operations data for the year ended 2010 and the period November 4, 2009 (inception) to December 31, 2009 and the balance sheet data as of December 31, 2011, 2010 and 2009 from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,				Period from Inception (November 4, 2009) to December 31,	Period from Inception (November 4, 2009) to December 31,
	2013	2012	2011	2010	2009	2013
	(In Thousands, Except Share and Per Share Data)
Consolidated Statements of Operations Data
Operating expenses:
Research and development expense	$37,317	$51,695	$30,133	$4,818	$198	$124,161
General and administrative expense	18,602	9,788	4,305	2,777	912	36,384
Acquisition related charges, net	1,053	1,097	1,121	6,300	26	9,597

Operating loss	56,972	62,580	35,559	13,895	1,136	170,142
Other (income) expense, net	3,891	(41)	(15)	(3)	—	3,832

Loss before income tax expense (benefit)	60,863	62,539	35,544	13,892	1,136	173,974
Income tax expense (benefit)	1,278	—	(2,511)	(2,878)	(422)	(4,533)

Net loss	$(62,141)	$(62,539)	$(33,033)	$(11,014)	$(714)	$(169,441)

Net loss per common share - Basic and Diluted	$(2.57)	$(7.48)	$(551.51)	$(469.92)	$(130.30)
Weighted-average common shares- Basic and Diluted	24,224,590	8,364,432	59,896	23,438	5,483

	December 31,
	2013	2012	2011	2010	2009
			(In Thousands)
Balance Sheet Data
Cash and cash equivalents	$36,853	$32,257	$11,485	$2,264	$3,626
Short-term investments	22,880	13,094	—	—	—
Working capital	49,100	29,694	9,156	3,797	3,480
Total assets	100,144	86,548	33,625	26,455	25,356
Long-term debt	25,000	—	—	—	—
Redeemable portion-preferred stock	—	—	6,000	6,000	6,000
Common stock	266	184	1	1	—
Preferred stock	—	—	492	132	80
Additional paid-in capital	207,754	150,988	49,829	13,407	7,927
Accumulated deficit during the development stage	(169,441)	(107,300)	(44,761)	(11,728)	(714)
Total stockholders’ equity	38,579	43,872	5,560	1,812	7,294

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a pharmaceutical company focused on the development and commercialization of novel therapeutics for patients with infectious diseases and acute illnesses. We have recently completed two global Phase 3 clinical trials with our lead product candidate, dalbavancin, for the treatment of patients with acute bacterial skin and skin structure infections, or ABSSSI. We announced the preliminary top line results of our first Phase 3 clinical trial, which we refer to as DISCOVER 1, in December 2012, and our second Phase 3 clinical trial, which we refer to as DISCOVER 2, in February 2013. Based on final data from DISCOVER 1 and DISCOVER 2, or the DISCOVER trials, dalbavancin achieved its primary efficacy endpoint of non-inferiority, which was clinical response at 48 to 72 hours after initiation of therapy, as determined by the cessation of spread of the lesion, as well as the resolution of fever. Dalbavancin also achieved its secondary efficacy endpoint in the DISCOVER trials, which was clinical success at the end of treatment. We expect that this secondary endpoint will be the primary measure of efficacy for regulatory review in Europe. We submitted a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, on September 26, 2013. On November 25, 2013, the FDA accepted our NDA for priority review with an action date of May 26, 2014. In November 2012, the FDA designated dalbavancin as a qualified infectious disease product, or QIDP. The QIDP designation provides for priority review by the FDA, eligibility for “fast-track” status and extension of statutory exclusivity periods with respect to the product for an additional five years upon FDA approval of the product for the treatment of ABSSSI. We also submitted a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, on November 27, 2013. On December 20, 2013, the EMA accepted our MAA for review. If approved, we intend to directly commercialize dalbavancin in the United States and possibly Western Europe with a targeted hospital sales force and to use a variety of types of collaboration arrangements for commercialization in other markets.

We acquired our rights to dalbavancin through our acquisition of all of the outstanding shares of capital stock of Vicuron Pharmaceuticals Inc., or Vicuron, from Pfizer Inc., or Pfizer, in December 2009. We paid total up-front consideration of $10.0 million for the Vicuron shares and dalbavancin inventory to be used in research. In March 2011, Pfizer refunded to us $6.0 million of the initial purchase price under the terms of our stock purchase agreement, based on documentation we provided that supported the position that marketing approval for dalbavancin required more than one new Phase 3 clinical trial. Following the first commercial sale of dalbavancin for the treatment of ABSSSI in the United States, the United Kingdom, Germany, Italy, Spain or France, we are obligated to pay Pfizer an additional milestone payment of $25.0 million. However, at our sole discretion, we may elect to defer the milestone payment for a period of up to five years if we deliver to Pfizer a promissory note for the full amount of such milestone payment. Interest on the outstanding principal amount of the promissory note will accrue at a rate of 10% per annum, compounded annually. However, under our credit agreement with PDL BioPharma, Inc., or PDL, discussed in note 9, Long-term Debt, to the consolidated financial statements, we are prohibited from making any payment to Pfizer as long as amounts are outstanding under the credit agreement.

We were incorporated and commenced active operations in the fourth quarter of 2009. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing dalbavancin and beginning to build our commercialization and marketing infrastructure.

To date, we have not generated any revenues. We have financed our operations primarily with net proceeds from private placements of our preferred stock, our initial public offering of common stock, which we closed in July 2012, a secured debt financing, which we completed in March 2013 and refinanced with a new lender in October 2013, and a public offering of our common stock, which we closed in April 2013. As of December 31, 2013, we had a deficit accumulated during the development stage of $169.4 million. Our net loss was $62.1 million, $62.5 million, and $33.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

In March 2013, we and certain of our subsidiaries entered into a loan and security agreement, or loan agreement, with Oxford Finance LLC, or Oxford, pursuant to which our wholly-owned Dutch subsidiaries borrowed an aggregate principal amount of $20.0 million. On October 31, 2013, we and certain of our subsidiaries entered into our credit agreement with PDL, pursuant to which our wholly-owned Dutch subsidiaries borrowed an aggregate principal amount of $25.0 million, or the First Tranche, and may, upon the satisfaction of certain conditions to funding set forth in the credit agreement, borrow an additional aggregate principal amount of up to $45.0 million. Amounts borrowed under the credit agreement with PDL are guaranteed by us and certain of our subsidiaries. The loans are secured by a lien on substantially all of our assets and all or substantially all of the assets of our subsidiaries (other than Durata Therapeutics Limited), including the pledge of the equity interests in each of our subsidiaries. Pursuant to the credit agreement, in October 2013 we repaid in full amounts outstanding under the Oxford loan agreement, including prepayment penalties and fees, and our arrangement with Oxford was terminated.

In April 2013, we closed a public offering of 8,222,500 shares of common stock at a public offering price of $7.00 per share, including 1,072,500 shares pursuant to the exercise by the underwriters of an over-allotment option. Net proceeds were approximately $54.1 million, after deducting underwriting discounts and commissions but prior to the payment of offering expenses payable by us.

We expect to continue to incur significant expenses particularly as we seek marketing approval for dalbavancin, and possibly other product candidates, establish our commercial organization, conduct clinical trials for additional indications for dalbavancin (including osteomyelitis, diabetic foot infection and pneumonia), as well as new dosing strategies and formulations, and manufacture product. In addition, if we obtain marketing approval of dalbavancin, or any other product candidate that we develop, we expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses. Furthermore, we are incurring additional costs associated with operating as a public company. These costs include significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Moreover, additional rules and regulations applicable to public companies will continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

To date, we have not generated any revenues. Our ability to generate product revenues, which we do not expect will occur before the second half of 2014 at the earliest, will depend heavily on our obtaining marketing approval for and successfully commercializing dalbavancin.

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

We anticipate that we will continue to incur significant research and development expenses in connection with seeking marketing approval for dalbavancin and possibly other product candidates, manufacturing product and clinical trials for additional indications and new dosing strategies and formulations for dalbavancin.

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

Acquisition Related Charges, Net

In connection with our acquisition of Vicuron in December 2009, we were required to fair value two contingent payment streams on the closing date of the acquisition. The first related to the $25.0 million milestone payment that we will owe to Pfizer upon the first commercial sale of dalbavancin and the other related to the potential refund of $6.0 million of the initial purchase price. We completed an assessment of the probability of the successful clinical development, regulatory approval and commercial sale of dalbavancin in future periods and determined that a liability of $5.8 million should be recorded at December 11, 2009 to reflect the best estimate of additional cash consideration likely to be paid related to the potential $25.0 million milestone payment. We also recorded the fair value of a contingent asset of $0.6 million at December 11, 2009 based on the probability of receiving the potential refund from Pfizer of $6.0 million of the initial purchase price.

Subsequent to the closing date of the acquisition, we measure the contingent consideration arrangements at fair value for each period with changes in fair value recognized in our statements of operations under acquisition related charges, net. Changes in fair value reflect new information about the acquired in process research and development asset and its progress toward approval, and the passage of time, and therefore ultimately the probability of achieving regulatory approval for dalbavancin. Separately, the possibility of receiving the $6.0 million contingent asset was also reassessed as development efforts continued. We received the $6.0 million contingent receivable in March 2011. In the absence of new information, changes in fair value reflect only the passage of time as development work towards the achievement of the milestones progresses. The balance of the contingent liability consideration, which reflects the fair value of the contingent milestone payment, was $20.9 million as of December 31, 2013 and $19.8 million as of December 31, 2012. We have classified this liability as noncurrent in our consolidated balance sheets, as payment is not expected to occur within 12 months because we expect to take advantage of our right under our arrangement with Pfizer to defer the payment and we are prohibited from making any payment to Pfizer as long as amounts are outstanding under our credit agreement with PDL.

Interest Expense

Interest expense consists of interest and amortization of debt discount and fees related to our long-term debt financing. We completed a long-term debt financing in March 2013. We refinanced this indebtedness with another lender in October 2013 and recorded a loss on early extinguishment of debt. See note 9 to the consolidated financial statements for more information about our long-term debt.

Interest Income

Our cash and cash equivalents are invested primarily in money market accounts and other short-term investments, which generate a modest amount of interest income. We expect to continue that investment philosophy as we obtain more financing proceeds.

Other Income

Other income consisted of funds received from a state sponsored incentive grant.

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

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses are related to costs incurred by CROs and contract manufacturers in connection with research and development activities for which we have not yet been invoiced.

We base our expenses related to CROs and contract manufacturers on our estimates of the services received and efforts expended pursuant to quotes and contracts with CROs and contract manufactures that conduct research and development and manufacture product on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepayment expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. There have been no material changes in estimates for the periods presented.

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

We apply the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation, which we refer to as ASC 718. Determining the amount of share-based compensation to be recorded requires us to develop estimates of the fair value of stock options as of their grant date. Share-based compensation expense is recognized ratably over the requisite service period, which in most cases is the vesting period of the award. Calculating the fair value of share-based awards requires that we make highly subjective assumptions. We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, the risk free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. Our expected stock-price volatility assumption is based on the historical volatility of our stock, which is obtained from public data sources. We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. We use a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. Under ASC 718, we are required to estimate the level of forfeitures expected to occur and record share-based compensation expense only for those awards that we ultimately expect will vest. Accordingly, we have estimated expected forfeitures of stock options based on our historical experience of pre-vesting cancellations for terminated employees. We believe that our estimates are based on outcomes that are reasonably likely to occur. To the extent actual forfeitures differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period the estimates are revised.

Share-based compensation expense associated with stock options granted to employees and directors was $2.6 million, $1.4 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, we had $5.1 million of total unrecognized share-based compensation expense, net of estimated forfeitures, which we expect to recognize over a weighted-average remaining vesting period of approximately 2.96 years. While our share-based compensation for stock options granted to employees to date has not been material to our financial results, we expect the impact to grow in future periods due to the potential increases in the value of our common stock and headcount. See note 10 to the consolidated financial statements for significant assumptions used to estimate the fair value of options granted.

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

Intangible assets with definite useful lives will be amortized over their estimated useful lives and reviewed for impairment if certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We test our indefinite-lived intangible assets annually for impairment each December 31 using Accounting Standards Update, or ASU, 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” or ASU 2012-02, which allows a company the option to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under ASU 2012-02, we are not required to calculate the fair value of a given indefinite-lived intangible asset unless we determine, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Recoverability of intangible assets is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of the assets exceed their estimated future undiscounted net cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceed the fair value of the assets.

Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination accounted for by the acquisition method of accounting and is not amortized, but subject to impairment testing at least annually or when a triggering event occurs that could indicated a potential impairment. We test our goodwill annually for impairment each December 31 using ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, or ASU 2011-08, which allows a company the option to assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. Under ASU 2011-08, we are not required to calculate the fair value of a reporting unit unless we determine, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.

Results of Operations

Comparison of Years Ended December 31, 2013 and 2012

The following table summarizes selected operating expense data for the years ended December 31, 2013 and 2012:

	December 31,
(In Thousands)	2013	2012
Operating Expenses:
Research and development expenses	$37,317	$51,695
General and administrative expenses	18,602	9,788
Acquisition related charges, net	1,053	1,097

Research and Development Expenses

Our research and development work is principally related to the activities associated with seeking approval to market dalbavancin in the United States and to a lesser extent in certain international markets. Such activities include clinical trial costs, trial product manufacturing and sourcing, manufacturing of product for the anticipated commercialization and regulatory activities related to our NDA and MAA submissions. Our research and development expenses in the year ended December 31, 2013 decreased $14.4 million to $37.3 million from $51.7 million in the year ended December 31, 2012. The decrease is primarily due to the decrease in clinical trial activities following the completion of the DISCOVER trials and is partially offset by higher costs associated with the manufacturing of product for the anticipated commercialization.

Research and development expenses during the years ended December 31, 2013 and 2012 included the following:

•	CRO and other clinical trial related expenses were $9.7 million for the year ended December 31, 2013, representing 26% of total research and development expenses during the period, and were principally comprised of expenses for clinical trial activities. CRO and other clinical trial expenses were $37.3 million for the year ended December 31, 2012. The decrease of $27.6 million is primarily due to the decrease in clinical trial activities following completion of our two most recent Phase 3 clinical trials for dalbavancin for the treatment of patients with ABSSSI.

•	Chemistry, manufacturing and control, or CMC, related expenses were $12.9 million for the year ended December 31, 2013, representing 34% of total research and development expenses during the period, and were principally comprised of costs related to the manufacturing of product for commercialization. CMC related expenses were $3.7 million for the year ended December 31, 2012, and were principally comprised of acquisition of comparator products used in the clinical trials and production of clinical trial drug product. The increase of $9.2 million is primarily due to increased costs for the manufacturing of product as we progress toward the anticipated commercial launch of dalbavancin.

•	Consulting fees were $8.1 million for the year ended December 31, 2013, representing 22% of total research and development expenses during the period, and were comprised of $3.6 million for clinical activity consultants, including database, microbiology, toxicology and pharmacology consultants, $1.8 million for regulatory consultants, $1.5 million for CMC consultants and $1.2 million for quality assurance consultants. Consulting fees were $6.4 million for the year ended December 31, 2012, and were comprised of $2.9 million for clinical activity consultants, including database, microbiology and pharmacology consultants, $1.7 million for regulatory consultants, $1.0 million for CMC consultants and $0.8 million for quality assurance consultants. The increase of $1.7 million is primarily due to the costs associated with the evaluation of the results of the DISCOVER trials and costs associated with the submission of our NDA and MAA for dalbavancin.

•	Payroll expenses were approximately $6.6 million for the year ended December 31, 2013, representing 18% of total research and development expenses during the period, and were principally comprised of salaries, payroll taxes and benefits for our employees in research and development. We had 28 employees in research and development at December 31, 2013 and 17 as of December 31, 2012. Payroll expenses for the year ended December 31, 2013 also included share-based compensation expense for employees of $0.5 million. Payroll expenses for the year ended December 31, 2012 were $4.3 million, which included $0.3 million of share-based compensation expense. The increase is primarily related to increased headcount.

General and Administrative Expenses

Our general and administrative expenses in the year ended December 31, 2013 increased $8.8 million to $18.6 million from $9.8 million in the year ended December 31, 2012. The increase related to our continued expansion efforts in preparation for the anticipated commercial launch of dalbavancin and increased cost associated with operating as a public company. General and administrative expenses during the years ended December 31, 2013 and 2012 included the following:

•	Payroll expenses for the year ended December 31, 2013 were $11.8 million, representing 63% of total general and administrative expenses during the period, and were principally comprised of salaries, payroll taxes and benefits for our general and administrative employees. We had 40 employees in general and administrative functions at December 31, 2013 and 22 as of December 31, 2012. Payroll expenses of a similar nature were $5.0 million for the year ended December 31, 2012. Payroll expenses for the years ended December 31, 2013 and 2012 included share-based compensation expense for employees of $1.8 million and $1.1 million, respectively. The increase in payroll-related expenses was primarily due to increased headcount.

•	Professional fee expenses for the year ended December 31, 2013 were $0.8 million, representing 4% of total general and administrative expenses during the period, and were principally comprised of fees for legal services. Professional fee expenses of a similar nature were $0.9 million for the year ended December 31, 2012.

•	Consulting fees for the year ended December 31, 2013 were $3.3 million, representing 18% of total general and administrative expenses during the period, and were principally comprised of tax services, business development, public relations, audit and public reporting fees and research projects for our medical affairs and commercial departments. Consulting fees were $2.0 million for the year ended December 31, 2012. The increase of $1.3 million is primarily due to an increase in marketing and medical affairs spending in preparation for the anticipated commercial launch of dalbavancin.

•	Occupancy and other operating expenses for the year ended December 31, 2013 were $2.2 million, representing 12% of total general and administrative expenses during the period, and were principally comprised of rent, utilities, office and other expenses. Occupancy and other operating expenses of a similar nature were $1.6 million for the year ended December 31, 2012. The increase of $0.6 million is primarily related to an increase in insurance and other related costs due to operating as a public company.

•	Non-employee compensation expense for the year ended December 31, 2013 was $0.5 million, representing 3% of total general and administrative expense during the period, and included board of director fees and expense related to non-employee director stock option awards. Non-employee compensation expense for the year ended December 31, 2012 was $0.3 million.

Acquisition Related Charges, Net

For the year ended December 31, 2013, acquisition related charges, net principally consisted of the accretion of the contingent liability related to the $25.0 million milestone payment that will be due upon the successful clinical development, regulatory approval and first commercial sale of dalbavancin. The contingent liability increased by $1.1 million for both the years ended December 31, 2013 and December 31, 2012.

Other Income

We have entered into an assistance agreement with the Connecticut Department of Economic and Community Development, or DECD, with respect to our facility in Branford, Connecticut. The assistance agreement provides for the release of grant money upon the achievement of certain milestones related to the level of employment by us within the State of Connecticut. We are required to maintain employment within the State of Connecticut at certain levels for at least twelve months in order to achieve each successive milestone. We may not relocate our Branford operations outside the State of Connecticut for a period of ten years. If we fail to meet any of these conditions, we will be required to return to the DECD any funds we have then received along with a penalty charge of up to 7.5% of such amount. As of December 31, 2013, we had received $0.5 million in funding from the DECD pursuant to the assistance agreement. We recorded the grant received as Other Income in 2013 as the grant is intended to offset expenses already incurred and we expect that we will maintain our presence in Connecticut for the requisite period.

Income Taxes

        In June 2012, we formed a wholly-owned foreign subsidiary to which we transferred the worldwide rights to dalbavancin. This transaction provided us with the ability to fully use all of our available U.S. federal and state net operating loss carryforwards and resulted in cumulative cash tax payments in the United States of $10.5 million through December 31, 2013. In accordance with ASC 810-10-45-8, we recorded these payments as a deferred charge in other assets in our consolidated balance sheet and will amortize it as a component of income tax expense in our consolidated statement of operations over the estimated life of the intellectual property, beginning on the date of approval of dalbavancin for commercial sale in a major worldwide market. We expect that this transaction could potentially lower our blended statutory tax rate once we begin commercial sales of dalbavancin. Losses incurred after the date of such transaction resulted in net operating losses outside the United States which were considered not more-likely-than-not to be realized; therefore, a full valuation allowance was recorded and no financial statement tax benefit was recorded in 2012. During the year ended December 31, 2013, we determined that due to the advanced pricing agreement that we entered into with the Dutch Tax Administration as finalized in March 2013 no net operating losses related to the foreign losses incurred since June 2012 exist that would allow us to offset future taxable income. Therefore, we have removed the deferred tax asset related to the foreign net operating losses and the corresponding valuation allowance. This adjustment does not have a net impact on the balance sheet or income tax expense. As a result of the transfer of worldwide rights to dalbavancin described above, we generated taxable income in the United States and recorded income tax expense of $1.3 million for the year ended December 31, 2013.

Comparison of Years Ended December 31, 2012 and 2011

The following table summarizes selected operating expense data for years ended December 31, 2012 and 2011:

	December 31,
(In Thousands)	2012	2011
Operating Expenses:
Research and development expenses	$51,695	$30,133
General and administrative expenses	9,788	4,305
Acquisition related charges, net	1,097	1,121

Research and Development Expenses

Our research and development expenses in the year ended December 31, 2012 increased $21.6 million to $51.7 million from $30.1 million in the year ended December 31, 2011. The increase was primarily due to the increase in clinical trial activities relating to the DISCOVER trials. Research and development expenses during the years ended December 31, 2012 and 2011 included the following:

•	CRO and other clinical trial related expenses were $37.3 million for the year ended December 31, 2012, representing 72% of total research and development expenses during the period, and were principally comprised of expenses for clinical trial activities. CRO and other clinical trial expenses were $18.3 million for the year ended December 31, 2011. The increase of $19.0 million was primarily due to the increase in clinical trial activities, including patient enrollment, relating to the DISCOVER trials.

•	Chemistry, manufacturing and control, or CMC, related expenses were $3.7 million for the year ended December 31, 2012, representing 7% of total research and development expenses during the period, and were principally comprised of production of active pharmaceutical ingredient, or API, production of clinical trial drug product and acquisition of comparator products used in the clinical trials. CMC related expenses were $7.0 million for the year ended December 31, 2011, and were principally comprised of acquisition of comparator products used in the clinical trials and production of clinical trial drug product. The decrease of $3.3 million is primarily due to the decrease in the acquisition of comparator products relative to the prior year.

•	Consulting fees were $6.4 million for the year ended December 31, 2012, representing 13% of total research and development expenses during the period, and were comprised of $1.7 million for regulatory consultants, $1.0 million for CMC consultants and $2.9 million for clinical activity consultants, including database, microbiology, toxicology and pharmacology consultants and $0.8 million for quality assurance consultants. Consulting fees were $2.6 million for the year ended December 31, 2011, and were comprised of $1.0 million for regulatory consultants, $0.7 million for CMC consultants and $0.9 million for clinical activity consultants, including database, microbiology and pharmacology consultants. The increase of $3.8 million is primarily due to the increase in clinical trial activities as we carried out our two most recently completed Phase 3 clinical trials.

•	Payroll expenses were $4.3 million for the year ended December 31, 2012, representing 8% of total research and development expenses during the period, and were principally comprised of salaries, payroll taxes and benefits for our employees in research and development. We had 17 employees in research and development at December 31, 2012. Payroll expenses for the year ended December 31, 2012 also included share-based compensation expense for employees of $0.3 million. Payroll expenses for the year ended December 31, 2011 were $2.2 million, which included $0.1 million of share-based compensation expense. The increase is primarily related to increased headcount.

General and Administrative Expenses

Our general and administrative expenses in the year ended December 31, 2012 increased $5.5 million to $9.8 million from $4.3 million in the year ended December 31, 2011. The increase related to our continued expansion efforts in preparation for the anticipated commercial launch of dalbavancin and increased cost associated with operating as a public company. General and administrative expenses during the years ended December 31, 2012 and 2011 included the following:

•	Payroll expenses for the year ended December 31, 2012 were $5.0 million, representing 51% of total general and administrative expenses during the period, and were principally comprised of salaries, payroll taxes and benefits for our general and administrative employees. Payroll expenses of a similar nature were $2.1 million for the year ended December 31, 2011. Payroll expenses for the years ended December 31, 2012 and 2011 included share-based compensation expense for employees of $1.1 million and $0.6 million, respectively. The increase in payroll-related expenses was primarily due to increased headcount.

•	Professional fee expenses for the year ended December 31, 2012 were $0.9 million, representing 9% of total general and administrative expenses during the period, and were principally comprised of fees for legal services. Professional fee expenses of a similar nature were $0.6 million for the year ended December 31, 2011.

•	Consulting fees for the year ended December 31, 2012 were $2.0 million, representing 21% of total general and administrative expenses during the period, and were principally comprised of tax services, including those related to the transfer of the worldwide economic rights to dalbavancin to a wholly-owned foreign subsidiary in June 2012, business development, public relations and audit fees. Consulting fees were $0.7 million for the year ended December 31, 2011.

•	Occupancy and other operating expenses for the year ended December 31, 2012 were $1.6 million, representing 16% of total general and administrative expenses during the period, and were principally comprised of rent, utilities, office and other expenses. Occupancy and other operating expenses of a similar nature were $0.6 million for the year ended December 31, 2011. The increase of $1.0 million was primarily related to an increase in insurance related costs due to operating as a public company and costs associated with information technology.

•	Non-employee compensation expenses for the year ended December 31, 2012 were $0.3 million, representing 3% of total general and administrative expense during the period, and included board of director fees and expense related to non-employee director stock option awards. Non-employee share-based compensation expense for the year ended December 31, 2011 was $0.3 million, and was principally comprised of expense related to restricted stock awarded to a non-employee.

Acquisition Related Charges, Net

For the year ended December 31, 2012, acquisition related charges, net of $1.1 million principally consisted of the accretion of the contingent liability related to the $25.0 million milestone payment that will be due upon the successful clinical development, regulatory approval and first commercial sale of dalbavancin. For the year ended December 31, 2011, the contingent liability increased due to accretion and the increase in our estimate of the probability of success of obtaining regulatory approval of dalbavancin, which totaled $4.1 million. Partially offsetting this expense was an increase in the contingent asset of $3.0 million as we received the $6.0 million refund in March 2011.

Income Taxes

We recorded an income tax benefit of $0 and $2.5 million for the years ended December 31, 2012 and 2011, respectively.

In June 2012, we formed a wholly-owned foreign subsidiary to which we transferred the worldwide rights to dalbavancin. This transaction provided us with the ability to fully use all of our available U.S. federal and state net operating loss carryforwards and resulted in cash tax payments in the United States of $9.8 million during the year ended December 31, 2012. In accordance with ASC 810-10-45-8, we recorded this payment as a deferred charge in other assets in our 2012 consolidated balance sheet and will amortize it as a component of income tax expense in our consolidated statement of operations over the estimated life of the intellectual property, beginning on the date of approval of dalbavancin for commercial sale in a major worldwide market. We expect that this transaction could potentially lower our blended statutory tax rate once we begin commercial sales of dalbavancin. Losses incurred after the date of such transaction resulted in net operating losses outside the United States which were considered not-more-likely-than-not to be realized, and therefore a full valuation allowance was recorded and no financial statement tax benefit was recorded for the year ended December 31, 2012.

The income tax benefit in 2011 was based on a 38% effective tax rate on pre-tax losses, after permanent expense items, and was recorded as an offset to certain deferred tax liabilities recorded in connection with the initial acquisition accounting recorded in December 2009. Once such deferred tax liabilities were fully offset, which occurred in 2011, the additional losses generated net operating losses which were offset by a valuation allowance. As of December 31, 2011, these net operating losses were not not-more-likely-than-not to be realized, therefore a full valuation allowance was recorded and no additional financial statement tax benefit was recorded for the year ended December 31, 2011.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have not generated any revenues. We have financed our operations primarily with net proceeds from private placements of our preferred stock, our initial public offering of common stock, which we closed in July 2012, a secured debt financing, which we completed in March 2013 and refinanced with a new lender in October 2013, and a public offering of our common stock, which we closed in April 2013. As of December 31, 2013, we had cash and cash equivalents totaling $36.9 million and short-term investments of $22.9 million. We primarily invest our cash and cash equivalents in money market funds. The following table summarizes our cash flow activity for the years ended December 31, 2013, 2012, and 2011:

	Year Ended
(In Thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Net cash used by operating activities	$(60,818)	$(58,010)	$(27,358)
Net cash used by investing activities	$(10,624)	$(14,663)	$—
Net cash provided by financing activities	$76,038	$93,445	$36,579

Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The increase in net cash used in the year ended December 31, 2013 was primarily related to payments of research and development related costs in connection with the advancement of our development program for dalbavancin that were accrued in 2012 and increased general and administrative related costs incurred as a result of being a public company and related to establishing our commercial organization in preparation for the anticipated commercial launch of dalbavancin.

For the year ended December 31, 2013, cash used by operating activities was primarily related to clinical trial activities for dalbavancin and increased general and administrative related costs incurred as a result of being a public company and related to establishing our commercial organization in preparation for the anticipated commercial launch of dalbavancin. For the year ended December 31, 2012, cash used by operating activities was primarily related to clinical trial activities for dalbavancin and the payment of income taxes.

Investing Activities

Net cash used by investing activities during the year ended December 31, 2013 was primarily related to cash invested in short-term investments, the purchase of property and equipment and an increase in our certificate of deposit held by the bank as collateral for an irrevocable standby letter of credit issued in connection with one of our office leases. Net cash used by investing activities during the year ended December 31, 2012 was primarily related to cash invested in short-term investments, the purchase of property and equipment and certificates of deposit held by the bank as collateral for two irrevocable standby letters of credit issued to secure our office leases.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2013 was principally the result of the $54.1 million of net proceeds from the public offering that we closed in April 2013 and the proceeds from the $25.0 million secured debt financing that we closed in October 2013, which was partially used to repay the $20.0 million outstanding principal from the secured debt financing that we closed in March 2013, partially offset by financing fees and expenses of $1.5 million that we paid in connection with these financings. Net cash provided by financing activities for the year ended December 31, 2012 was principally the result of net proceeds of $73.9 million related to our initial public offering, which closed in July 2012, and net proceeds of $22.0 million from the sale and issuance of our series A preferred stock, partially offset by the payment of offering costs of $2.6 million related to our initial public offering.

Funding Requirements

Dalbavancin is still in clinical development. We anticipate that we will continue to incur significant expenses in connection with seeking marketing approval for dalbavancin and possibly other product candidates, establishing our commercial organization, conducting clinical trials for additional indications for dalbavancin (including osteomyelitis, diabetic foot infection and pneumonia), as well as new dosing strategies and formulations, and manufacturing product. In addition, if we obtain marketing approval of dalbavancin, we expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses. Our expenses also will increase if and as we:

•	maintain, expand and protect our intellectual property portfolio;

•	in-license or acquire other products and technologies;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

We expect that our existing cash and cash equivalents and short-term investments will enable us to sustain our operations through early 2015. We estimate that such funds will be sufficient to enable us to complete the clinical development of, to seek marketing approval in the United States and the European Union for dalbavancin for the treatment of patients with ABSSSI, and, if approved, to commercially launch dalbavancin in the United States and possibly Western Europe, and to explore the development of dalbavancin for additional indications and new dosing strategies and formulations. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. This estimate assumes, among other things, that, at our sole discretion pursuant to the terms of our agreement with Pfizer, we elect to defer for a period of up to five years payment of the $25.0 million milestone that we will become obligated to pay upon the first commercial sale of dalbavancin by delivering to Pfizer a promissory note for such amount. Interest on the outstanding principal amount of the promissory note will accrue at a rate of 10% per annum, compounded annually. Our future capital requirements will depend on many factors, including:

•	the costs, timing and outcome of regulatory review of dalbavancin;

•	the costs of commercialization activities for dalbavancin if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	subject to receipt of marketing approval, revenue received from commercial sales of dalbavancin;

•	the costs of developing dalbavancin for additional indications and new dosing strategies and formulations;

•	our ability to establish collaborations on favorable terms, if at all;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the extent to which we in-license or acquire other products and technologies; and

•	the scope, progress, results and costs of product development for our product candidates.

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

We do not have any committed external source of funds other than our credit agreement with PDL, receipt of which funds is conditioned upon approval of dalbavancin by the FDA before December 31, 2014. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2013 (in thousands):

	Estimated payments due by period
Contractual obligations	Total	2014	2015-2016	2017-2018	2019 and Thereafter
Operating leases	$2,536	$576	$1,209	$751	$—
Purchase obligations (1)	35,436	8,146	27,290	—	—
Contingent consideration (2)	27,000	—	—	—	27,000
Long-term debt, including future interest payments (3)	58,113	4,300	19,467	34,346	—

Total	$123,085	$13,022	$47,966	$35,097	$27,000

(1)	Consists of (a) a supply agreement, as amended, with Gnosis Bioresearch srl., or Gnosis, to supply us with the drug substance for dalbavancin in the form of injectable grade powder and (b) agreements with possible secondary suppliers. See “Contractual Obligations and Commitments—Development and Supply Agreements” below for more information
(2)	Consists of milestone payments of (a) $25.0 million, payable pursuant to the terms of our agreement with Pfizer, and (b) $2.0 million, payable pursuant to the terms of our agreement with RaQualia Pharma, Inc., or RaQualia. See “Contractual Obligations and Commitments—Contingent Milestone Payments” below for more information.
(3)	Consists of amounts payable pursuant to the terms of our credit agreement with PDL. See “Contractual Obligations and Commitments—Credit Agreement” below for more information.

Development and Supply Agreements

We have entered into a supply agreement, as amended, with Gnosis to supply us with the drug substance for dalbavancin in the form of injectable grade powder. Gnosis has agreed to produce a specified percentage of our worldwide demand for drug substance. Under this agreement, Gnosis is required to manufacture and supply and we are required to purchase specified minimum annual purchase volumes of drug substance at specified prices. The agreement expires on June 12, 2017, subject to automatic renewal for successive two-year periods. We currently have purchase commitments of approximately $29.1 million associated with the first three years of the initial five-year term of the agreement. We have agreed with Gnosis to define our purchase commitments for the subsequent two years of the initial term by a date specified in the agreement. The increase in the commitment of $6.5 million from December 31, 2012 is primarily due to an increase in the committed volumes in the amended agreement and the impact of the change in foreign exchange rates. As of December 31, 2013, we have incurred approximately $2.8 million under the purchase commitments in this contract. The contracted amounts are estimated to be paid from 2014 through 2016. In addition, we had purchase commitments of approximately $6.0 million to Gnosis for validation batches. As of December 31, 2013, we have incurred the full commitment of $6.0 million related to these batches. We have also identified possible secondary suppliers of drug substance and are currently engaged in a technology transfer process. We have entered into agreements with potential secondary suppliers of drug substance to manufacture registration and validation batches. We have purchase commitments of up to approximately $7.2 million under these agreements. As of December 31, 2013, we have incurred approximately $0.8 million under these agreements. The contracted amounts are estimated to be incurred in 2014 and 2015.

We have entered into a development and supply agreement with Hospira Worldwide, Inc., or Hospira, for our fill and finish services. Under this agreement, Hospira is required to supply and we are required to purchase a specified percentage of our commercial requirements of dalbavancin. We are also required to pay Hospira aggregate development fees of $1.7 million based on the occurrence of specified milestone events. Through December 31, 2013, we have incurred the full development fee under this agreement which has been included in research and development expense in the consolidated statement of operations. The agreement expires five years after the first commercial sale of dalbavancin, subject to an automatic renewal for an indefinite period.

Contingent Milestone Payments

Following the first commercial sale of dalbavancin for the treatment of ABSSSI in the United States, the United Kingdom, Germany, Italy, Spain or France, we are obligated to pay Pfizer a milestone payment of $25.0 million. However, at our sole discretion, we may elect to defer the milestone payment for a period of up to five years if we deliver to Pfizer a promissory note for the full amount of such milestone payment. Interest on the outstanding principal amount of the promissory note will accrue at a rate of 10% per annum, compounded annually. We also have the option, in our sole discretion, exercisable at any time before a specified date following the FDA’s acceptance of our NDA for dalbavancin to make a one-time payment to Pfizer of $20.0 million in lieu of, and in full satisfaction of, our obligation to pay the $25.0 million milestone payment. However, we are prohibited from making any payment to Pfizer as long as amounts are outstanding under our credit agreement with PDL.

Following the first receipt of the first regulatory approval for dalbavancin in Japan, we are obligated to pay RaQualia a milestone payment of $2.0 million. We also agreed to pay RaQualia high single digit royalties of net sales of dalbavancin in Japan until the later of the tenth anniversary of the first commercial sale of dalbavancin in Japan and the last expiration of all patents owned by Durata or Vicuron as of December 2010 that cover the sale of dalbavancin in Japan.

Credit Agreement

On October 31, 2013, we entered into a credit agreement with PDL, pursuant to which our wholly-owned Dutch subsidiaries borrowed an aggregate principal amount of $25.0 million, or the First Tranche, and, upon the satisfaction of certain conditions to funding set forth in the credit agreement, will be required to borrow an additional aggregate principal amount of $15.0 million, or the Second Tranche. We may also make a one-time election to borrow an additional aggregate principal amount of up to $30.0 million, which we refer to as the Delayed Draw, during the nine month period following the date on which we receive marketing approval of dalbavancin from the U.S. government (provided that such date, if it occurs at all, occurs on or prior to December 31, 2014), which we refer to as the Second Tranche Milestone.

The funding of the Second Tranche and the Delayed Draw are subject in each instance to the satisfaction of certain conditions set forth in the credit agreement, including, without limitation, the continued accuracy of representations and warranties, no default or material adverse change having occurred, the execution and delivery of additional loan documents, if required, and the Second Tranche Milestone having occurred.

Any amount borrowed under the credit agreement is guaranteed by us and certain of our subsidiaries. The loans and the guarantee obligations are secured by a lien on substantially all of our assets and all or substantially all of the assets of our subsidiaries (other than Durata Therapeutics Limited), as applicable, including the pledge of the equity interests in each of our direct and indirect subsidiaries to secure the applicable loan and guarantee obligations.

The First Tranche bears interest at an annual rate equal to 14.00% until the Second Tranche Milestone occurs, if it occurs at all. Thereafter, each term loan bears interest at an annual rate equal to 12.75%. The credit agreement provides for interest-only payments payable quarterly in arrears through December 31, 2014, and payment of interest and principal in quarterly installments in the amounts specified in the credit agreement starting on March 31, 2015 and continuing quarterly thereafter through September 30, 2018. The final maturity of the loan is October 31, 2018.

We paid an origination fee to PDL when we entered into the credit agreement. At our option, we may elect to prepay all of the outstanding term loan plus any accrued interest, plus a prepayment penalty determined with respect to the principal amount of the term loan being prepaid. The credit agreement also provides for indemnification of PDL and the other lenders from time to time party to the credit agreement.

The credit agreement also contains certain representations, warranties and covenants (including maintaining liquidity of at least $2 million) applicable to us and our subsidiaries. The credit agreement contains certain events of default. The obligations under the credit agreement and the other loan documents may, at PDL’s option, be accelerated upon the occurrence of certain events of default, and are automatically accelerated upon certain bankruptcy-related events of default.

The net proceeds of the First Tranche were used to repay amounts outstanding under the Oxford loan agreement, including prepayment penalties and fees, and the remainder of the proceeds of the First Tranche has been used for general corporate purposes.

Other Agreements

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

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents and available for sale securities of $59.7 million and $45.4 million as of December 31, 2013 and 2012, respectively. Our current investment policy is to invest our cash in a variety of financial instruments, principally deposits, securities issued by the U.S. government and its agencies, corporate fixed income, and money market instruments. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs, and fiduciary control of cash and investments. We seek to maximize income from our investments without assuming significant risk.

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

We contract with CROs and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of December 31, 2013 and 2012, substantially all of our liabilities were denominated in the U.S. dollar.

Our long-term debt obligation to PDL bears interest at a fixed rate and therefore we do not have exposure to changes in interest rates on borrowings under this facility.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Durata Therapeutics, Inc.:

We have audited the accompanying consolidated balance sheets of Durata Therapeutics, Inc. and subsidiaries (a development stage company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013 and the period from inception (November 4, 2009) to December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Durata Therapeutics, Inc. and subsidiaries (a development stage company) as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013 and the period from inception (November 4, 2009) to December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Short Hills, New Jersey

March 14, 2014

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheet

(in thousands, except share data)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$36,853	$32,257
Short-term investments	22,880	13,094
Prepaid expenses and other current assets	3,367	5,844

Total current assets	63,100	51,195

Acquired in process research and development	15,292	15,292
Goodwill	5,811	5,811
Property and equipment, net	897	981
Restricted cash	1,147	852
Deferred charge	10,081	12,417
Other assets	3,816	—

Total assets	$100,144	$86,548

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,275	$8,618
Accrued expenses	7,116	10,602
Income taxes payable	1,609	2,281

Total current liabilities	14,000	21,501
Long-term debt	25,000	—
Non-current income tax payable	1,377	1,117
Contingent consideration	20,889	19,836
Other liabilities	299	222

Total liabilities	61,565	42,676

Commitments and contingencies (note 13)

Stockholders’ equity:
Common stock, $0.01 par value; 125,000,000 shares authorized at December 31, 2013 and December 31, 2012, respectively; 26,625,749 and 18,360,459 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	266	184
Preferred stock, $0.01 par value; 5,000,000 shares authorized at December 31, 2013 and December 31, 2012; no shares issued and outstanding at December 31, 2013 and 2012	—	—
Additional paid-in capital	207,754	150,988
Accumulated deficit during the development stage	(169,441)	(107,300)

Total stockholders’ equity	38,579	43,872

Total liabilities and stockholders’ equity	$100,144	$86,548

See accompanying notes to the consolidated financial statements.

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Operations

(in thousands, except share and per share data)

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Period from inception (November 4, 2009) to December 31, 2013
Operating expenses:
Research and development expenses	$37,317	$51,695	$30,133	$124,161
General and administrative expenses	18,602	9,788	4,305	36,384
Acquisition related charges, net	1,053	1,097	1,121	9,597

Operating loss	56,972	62,580	35,559	170,142
Other (income) expense:
Interest expense	2,226	—	—	2,226
Loss on early extinguishment of debt	2,228	—	—	2,228
Interest income	(62)	(41)	(15)	(121)
Other income	(501)	—	—	(501)

Total other (income) expense	3,891	(41)	(15)	3,832

Loss before income tax expense (benefit)	60,863	62,539	35,544	173,974
Income tax expense (benefit)	1,278	—	(2,511)	(4,533)

Net loss	$(62,141)	$(62,539)	$(33,033)	$(169,441)

Net loss per common share—Basic and Diluted	$(2.57)	$(7.48)	$(551.51)
Weighted-average common shares—Basic and Diluted	24,224,590	8,364,432	59,896

See accompanying notes to the consolidated financial statements.

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Change in Stockholders’ Equity

Period from Inception (November 4, 2009) to December 31, 2013

(in thousands, except share data)

	Common stock		Class A preferred stock (1)		Additional paid	Accumulated
	Shares	Amount	Shares	Amount	in capital	deficit	Total
Balance at inception (November 4, 2009)	—	$—	—	$—	$—	$—	$—
Issued under incentive stock programs	15,625	—	—	—	5	—	5
Issuance of Series A convertible preferred stock	—	—	7,999,992	80	7,920	—	8,000
Stock based compensation expense	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	(714)	(714)

Balance at December 31, 2009	15,625	—	7,999,992	80	7,927	(714)	7,293
Issued under incentive stock programs	15,625	—	—	—	7	—	7
Issuance of Series A convertible preferred stock	—	—	5,197,945	52	5,146	—	5,198
Stock based compensation expense	—	—	—	—	328	—	328
Net loss	—	—	—	—	—	(11,014)	(11,014)

Balance at December 31, 2010	31,250	—	13,197,937	132	13,408	(11,728)	1,812
Issued under incentive stock programs	31,250	1	—	—	12	—	13
Issuance of Series A convertible preferred stock	—	—	35,999,999	360	35,640	—	36,000
Stock based compensation expense	—	—	—	—	768	—	768
Net loss	—	—	—	—	—	(33,033)	(33,033)

Balance at December 31, 2011	62,500	1	49,197,936	492	49,828	(44,761)	5,560
Proceeds from stock options exercised	23,221	—	—	—	146	—	146
Issuance of Series A convertible preferred stock	—	—	22,000,000	220	21,780	—	22,000
Conversion of Series A convertible preferred stock to common stock (1)	9,649,738	97	(71,197,936)	(712)	6,615	—	6,000
Initial public offering, net	8,625,000	86	—	—	71,213	—	71,299
Stock based compensation expense	—	—	—	—	1,406	—	1,406
Net loss	—	—	—	—	—	(62,539)	(62,539)

Balance at December 31, 2012	18,360,459	184	—	—	150,988	(107,300)	43,872
Proceeds from stock options exercised	42,790	—	—	—	55	—	55
Issuance of common stock, net	8,222,500	82	—	—	53,578	—	53,660
Issuance of warrants to acquire common stock	—	—	—	—	437	—	437
Stock based compensation expense	—	—	—	—	2,595	—	2,595
Excess tax benefit on stock-based awards	—	—	—	—	101	—	101
Net loss	—	—	—	—	—	(62,141)	(62,141)

Balance at December 31, 2013	26,625,749	$266	—	$—	$207,754	$(169,441)	$38,579

(1)	Does not include the $6,000,000 portion of the preferred stock that was redeemable upon certain conditions by the holders. These shares along with the non-redeemable portion of the Series A convertible preferred stock were converted to common stock at the time of the initial public offering (see note 10, Stockholders’ Equity and Stock Compensation).

See accompanying notes to consolidated financial statements.

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Cash Flows

(in thousands, except share data)

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Period from inception (November 4, 2009) to December 31, 2013
Cash flows from operating activities:
Net loss	$(62,141)	$(62,539)	$(33,033)	$(169,441)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss on early extinguishment of debt	2,228	—	—	2,228
Depreciation and amortization	253	15	—	267
Stock based compensation expense	2,595	1,406	780	5,124
Acquisition related charges, net	1,053	1,097	1,121	9,597
Non-cash interest expense	569	—	—	569
Deferred income taxes	(1,013)	—	(2,511)	(6,824)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,799	(4,810)	(948)	(2,007)
Contingent receivable	—	—	5,421	5,421
Deferred charge	2,336	(12,417)	—	(10,081)
Other assets	(610)	—	—	(610)
Accounts payable	(3,068)	6,385	1,251	5,275
Accrued expenses	(4,643)	9,233	561	5,958
Income taxes payable/receivable	(2,253)	3,398	—	1,145
Other liabilities	77	222	—	299

Net cash used by operating activities	(60,818)	(58,010)	(27,358)	(153,080)

Cash flows from investing activities:
Acquisition of in process research and development	—	—	—	(10,000)
Purchases of property and equipment	(445)	(719)	—	(1,164)
Purchases of short-term investments	(29,888)	(13,094)	—	(42,982)
Proceeds from sale of short term investments	20,000	—	—	20,000
Other investing activities	(291)	(850)	—	(1,141)
Other assets	—	—	—	(40)

Net cash used by investing activities	(10,624)	(14,663)	—	(35,327)

Cash flows from financing activities:
Proceeds of issuance of Series A preferred stock	—	22,000	36,000	77,198
Proceeds from issuance of common stock, net	54,104	73,912	—	128,016
Payments for offering costs	(444)	(2,613)	—	(3,057)
Proceeds from issuance of long-term debt	45,000	—	—	45,000
Payment of debt financing fees	(1,084)	—	—	(1,084)
Payment to retire long term debt	(21,694)	—	—	(21,694)
Proceeds from stock options exercised	55	146	—	201
Excess tax benefit on stock-based awards	101	—	—	101
Proceeds from receipt of contingent receivable	—	—	579	579

Net cash provided by financing activities	76,038	93,445	36,579	225,260

Net increase in cash	4,596	20,772	9,221	36,853
Cash and cash equivalents, beginning of year and period	32,257	11,485	2,264	—

Cash and cash equivalents, end of year and period	$36,853	$32,257	$11,485	$36,853

Supplemental Disclosures of Cash Flow Information
Non-cash financing activities:
Conversion of Series A Convertible Preferred Stock to common stock (shares)	—	77,197,936	—	77,197,936

Non-cash investing activities:
Capital expenditures included in current liabilities	$—	$277	$—	$—

Cash paid for interest	$1,657	$—	$—	$1,657

Cash paid for income taxes	$2,107	$9,800	$—	$11,907

See accompanying notes to the consolidated financial statements.

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

(1)	Nature of Business, Organization and Liquidity

Durata Therapeutics, Inc. and subsidiaries (a development stage company) (the Company) is a Delaware corporation and has its principal place of business in Chicago, Illinois. The Company is a pharmaceutical company focused on the development and commercialization of novel therapeutics for patients with infectious diseases and acute illnesses. The Company was incorporated on November 4, 2009. In December 2009, the Company entered into an agreement with Pfizer Inc. (Pfizer) to acquire Vicuron Pharmaceuticals Inc. (Vicuron) (see note 6, Acquisitions – Milestone Payment).

To date, the Company has not generated any revenues and has financed its operations primarily through private placements of its preferred stock, its initial public offering of its common stock in July 2012 (see note 10, Stockholders’ Equity and Stock Compensation), a secured debt financing completed in March 2013 and refinanced with a new lender in October 2013 (see note 9, Long-term Debt), and a public offering of its common stock in April 2013 (see note 10, Stockholders’ Equity and Stock Compensation). The Company expects to continue to incur significant expenses to seek marketing approval for dalbavancin, establish a commercial organization, conduct clinical trials for additional indications for dalbavancin (including osteomyelitis, diabetic foot infection and pneumonia), as well as new dosing strategies and formulations, and possibly other product candidates and manufacture product. The Company had a net loss of $62.1 million for the year ended December 31, 2013 and had a deficit accumulated during the development stage of $169.4 million from inception until December 31, 2013.

Based on the Company’s existing cash and cash equivalents and short-term investments, the Company estimates that it has sufficient funding to sustain its operations through early 2015. The Company estimates that such funds will be sufficient to enable it to seek marketing approval in the United States and the European Union for the treatment of patients with acute bacterial skin and skin structure infections (ABSSSI), and, if approved, to commercially launch dalbavancin in the United States and possibly Western Europe, as well as explore the development of dalbavancin for additional indications and new dosing strategies and formulations. The Company has based this estimate on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects.

The Company also believes it has other financing alternatives available, including the incremental $15.0 million the Company is required to borrow from PDL BioPharma, Inc. (PDL) upon marketing approval of dalbavancin in the United States (see note 9, Long-term Debt), to fund additional activities until its operations generate adequate operating cash flows, which include additional equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company also has limited fixed commitments for uses of cash and has the intent and ability, if necessary, to delay or eliminate expenditures until adequate funding is available.

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

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. Included within Restricted Cash on the Company’s December 31, 2013 and 2012 consolidated balance sheet are certificates of deposit for $1.1 million and $0.9 million, respectively, which are being held by a third party bank as collateral for the irrevocable letters of credit issued in connection with the Company’s two office leases (see note 13, Commitments and Contingencies).

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

As of December 31, 2013 , cash equivalents and short-term investments consist of investments in money market accounts, federal agency bonds and corporate entity commercial paper and bonds that are classified as available-for-sale pursuant to ASC 320, Investments—Debt and Equity Securities. The Company classifies investments available to fund current operations as current assets on its balance sheet. Investments are classified as long-term assets on the balance sheet if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year. All of the Company’s investments are classified as current.

The fair value of these securities is based on quoted prices for identical or similar assets. If a decline in the fair value is considered other-than-temporary the unrealized loss, if any, would be transferred from other comprehensive loss to the statement of operations. There were no charges taken for other-than-temporary declines in fair value of short-term investments during 2013. Realized gains and losses are determined using the specific identification method and are included in interest income in the statement of operations. Realized gains and losses recognized during the years ended December 31, 2013 and 2012 were immaterial.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers its intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, the severity and the duration of the impairment and changes in value subsequent to year end. As of December 31, 2013, there were no investments with a fair value that was lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period. See note 4, Financial Instruments, for further information.

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

As of December 31, 2013, the Company recorded debt financing costs of $0.4 million in connection with the debt financing completed in October 2013. The debt financing costs recorded in connection with the debt financing completed in March 2013 were expensed at the time the debt was repaid (see Note 9, Long-term Debt, for more information). The Company also incurred offering costs of $0.4 million in connection with the public offering of its common stock that closed in April 2013. The debt financing costs are recorded in other assets on the consolidated balance sheet, net of accumulated amortization. The offering costs are recorded in equity as an offset to the proceeds received from the sale of the shares.

(h)	Other Intangible Assets

The Company had an acquired in-process research and development (IPR&D) intangible asset of $15.3 million as of December 31, 2013 and 2012. Acquired IPR&D intangible assets represent the right to develop, use, sell or offer for sale intellectual property that the Company has acquired with respect to processes that have not been completed. These assets are required to be classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the date of acquisition, these assets will not be amortized until their processes are completed and the Company receives regulatory approval from a major market to allow for the commencement of commercial marketing activities. At that time, the Company will determine the useful life of the asset, reclassify the asset out of in-process research and development and begin amortization. The useful life of an amortizing asset generally is determined by identifying the period in which substantially all of the cash flows are expected to be generated.

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

Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination accounted for by the acquisition method of accounting and is not amortized, but subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. The Company had goodwill of $5.8 million as of December 31, 2013 and 2012. See note 8, Goodwill and Intangibles, for additional information.

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

Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized. Repairs and maintenance costs are expensed as incurred. See note 5, Property and Equipment, for additional information.

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

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which the temporary differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company recognizes the benefit of an uncertain tax position that it has taken or expects to take on income tax returns it files if such tax position is more likely than not to be sustained. See note 12, Income Taxes, for additional information.

(o)	Share-Based Compensation

The Company uses share-based compensation in the form of stock options and restricted stock. Compensation expense is recognized in the consolidated statement of operations based on the estimated fair value of the shares at grant date. Compensation cost to be recognized reflects an estimate of the number of shares expected to vest after taking into consideration an estimate of forfeiture. The fair values of stock option grants are estimated as of the date of grant using the Black-Scholes option valuation model. The fair value of option grants are based on the fair value of the Company’s common stock on the date of grant. See note 10, Stockholders’ Equity and Stock Compensation, for additional information.

(p)	Warrant Accounting

In connection with the loan agreement with Oxford Finance LLC, or Oxford, discussed in note 9, Long-term Debt, the Company granted warrants for the purchase of the Company’s common stock. The Company accounted for these common stock warrants in accordance with applicable accounting guidance provided in ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, as equity instruments based on the specific terms of the warrant agreements.

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

(3)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Income tax receivable	$1,971	$—
Deferred tax asset	35	781
Prepaid manufacturing fees (a)	665	4,550
Prepaid insurance	262	353
Other prepaid assets	381	98
Other receivables	53	62

	$3,367	$5,844

(a)	During 2012, the Company paid amounts to its primary manufacturer of active pharmaceutical ingredient for the production of validation batches that were produced in 2013.

(4)	Financial Instruments

The following table presents information about the Company’s financial assets that have been measured at fair value at December 31, 2013 and 2012, and indicates the fair value hierarchy of the valuation inputs used to determine such fair value (in thousands):

	2013
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market fund investments	$27,156	$27,156	$—	$—
Available for sale securities:
Federal agency bonds	14,847	14,847	—	—
Corporate commercial paper	3,998	3,998	—	—
Corporate bonds	4,035	4,035	—	—

Total available for sale securities	$22,880	$22,880	$—	$—
Liabilities:
Contingent Liability	$20,889	$—	$—	$20,889

	2012
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market fund investments	$30,537	$30,537	$—	$—
Available for sale securities:
Federal agency bonds	8,090	8,090	—	—
Corporate commercial paper	3,997	3,997	—	—
Corporate bonds	1,007	1,007	—	—

Total available for sale securities	$13,094	$13,094	$—	$—
Liabilities:
Contingent Liability	$19,836	$—	$—	$19,836

Additional information for the Company’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) was follows (in thousands):

Balance at December 31, 2011	$18,739
Contingent consideration expense	1,097
Transfers in and/or out of Level 3	—

Balance at December 31, 2012	$19,836
Contingent consideration expense	1,053
Transfers in and/or out of Level 3	—

Balance at December 31, 2013	$20,889

At December 31, 2013 and 2012, the balance of the contingent liability consideration, which reflects the fair value of the contingent milestone payment, was $20.9 million and $19.8 million, respectively. The Company’s contingent consideration is based on Level 3 inputs within the fair value hierarchy. Fair values determined based on Level 3 inputs use unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. The underlying probability of payment of the contingent liability was 85% and 80% as of December 31, 2013 and 2012, respectively. The increase in the probability was due to positive study data for both of the two most recently completed Phase 3 clinical trials.

Certain financial instruments reflected in the consolidated balance sheets (for example, cash, accounts payable and certain other liabilities) are recorded at cost, which approximates fair value due to their short-term nature.

All available for sale securities have maturity dates less than one year. As of December 31, 2013, unrealized gains and losses on available for sale securities were immaterial.

(5)	Property and Equipment, Net

Property and equipment and related accumulated depreciation are as follows (in thousands):

	December 31,	December 31,
	2013	2012
Furniture and fixtures	$673	$641
Information technology related	348	226
Leasehold improvements	143	129

	1,164	996
Less: accumulated depreciation	(267)	(15)

Property and equipment, net	$897	$981

Depreciation expense was $0.3 million and $15,000 for the year ended December 31, 2013 and 2012, respectively.

(6)	Acquisitions – Milestone Payment

In December 2009, the Company acquired the rights to dalbavancin through its acquisition of all of the outstanding shares of capital stock of Vicuron from Pfizer pursuant to a stock purchase agreement (Pfizer Agreement). The Company paid total upfront consideration of $10.0 million for the shares of Vicuron and the dalbavancin inventory to be used in research. In addition, upon the successful clinical development, regulatory approval and first commercial sale of dalbavancin, in the United States or one of five major European markets, the Company is required to pay Pfizer an additional milestone payment of $25.0 million. However, under the Company’s credit agreement with PDL discussed in note 9, Long-term Debt, the Company is prohibited from making any payment to Pfizer as long as amounts are outstanding under the Company’s credit agreement with PDL. Under the Pfizer Agreement, the Company, at its sole discretion, may elect to defer the milestone payment for a period of up to five years if it delivers to Pfizer a promissory note for the full amount of such milestone payment. Interest on the outstanding principal amount of the promissory note will accrue at a rate of 10% per annum, compounded annually.

In addition, another contingent aspect of the acquisition related to the potential refund of $6.0 million of the initial purchase price. The Company completed an assessment of the probability of the successful clinical development, regulatory approval and commercial sale of dalbavancin in future periods and determined that a liability of $5.8 million should be recorded at December 11, 2009 to reflect the best estimate of additional cash consideration likely to be paid related to the potential $25.0 million milestone payment. The Company also recorded the fair value of a contingent asset of $0.6 million at December 11, 2009 based on the probability of receiving the potential refund from Pfizer of $6.0 million of the initial purchase price.

Subsequent to the closing date of the acquisition, the Company measures the contingent consideration arrangements at fair value for each period with changes in fair value recognized in our statements of operations under acquisition related charges, net. Changes in fair value reflect new information about the acquired in process research and development asset and its progress toward approval, and the passage of time, and therefore ultimately the probability of achieving regulatory approval for dalbavancin (see note 4, Financial Instruments, for further information on this liability). Separately, the possibility of receiving the $6.0 million contingent asset was also reassessed as development efforts continued. The Company received the $6.0 million contingent receivable in March 2011. In the absence of new information, changes in fair value reflect only the passage of time as development work towards the achievement of the milestones progresses.

(7)	Other Assets

Other noncurrent assets consist of the following (in thousands):

	December 31,
	2013	2012
Debt financing costs, net	$419	$—
Deferred tax assets, net	1,629	—
Manufacturing supplies	1,768	—

Total other assets	$3,816	$—

(8)	Goodwill and Intangibles

The Company tests its goodwill for impairment annually as of December 31 each year unless indicators, events, or circumstances would require an immediate review. Goodwill is tested in accordance with ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, or ASU 2011-08, which allows a company the option to assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. Under ASU 2011-08, a company is not required to calculate the fair value of its reporting unit unless the company determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. There was no impairment of the Company’s goodwill as a result of impairment tests as of December 31, 2013, 2012 or 2011.

The Company tests its indefinite lived intangible assets annually for impairment as of December 31 using ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” or ASU 2012-02. ASU 2012-02 allows a company the option to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under ASU 2012-02, a company is not required to calculate the fair value of a given indefinite-lived intangible asset unless the company determines, based on that qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. There was no impairment of the Company’s IPR&D asset as a result of impairment tests as of December 31, 2013, 2012 or 2011.

(9)	Long-term Debt

In March 2013, the Company and certain of its subsidiaries entered into a loan agreement with Oxford (the Oxford term loan), pursuant to which the Company’s wholly-owned Dutch subsidiaries borrowed an aggregate principal amount of $20.0 million.

In connection with the Oxford term loan, the Company granted Oxford warrants for the purchase of 67,999 shares of the Company’s common stock at an exercise price of $8.68 per share. The warrants are exercisable for seven years from the date of issuance. The grant date fair value of the warrants was $6.42 per share as estimated using a Black-Scholes pricing model. In accordance with ASC 470-20-25-2, Debt Instruments with Detachable Warrants, the proceeds from the debt issuance have been allocated between the warrants and the debt instrument based on the relative fair value. The portion allocated to the warrants has been recorded as paid-in capital.

On October 31, 2013, the Company and certain of its subsidiaries entered into a credit agreement with PDL (the PDL credit agreement), pursuant to which the Company’s wholly-owned Dutch subsidiaries borrowed an aggregate principal amount of $25.0 million (the First Tranche) and upon the satisfaction of certain conditions to funding set forth in the PDL credit agreement, will be required to borrow an additional aggregate principal amount of $15.0 million (the Second Tranche). The Company may also make a one-time election to borrow an additional aggregate principal amount of up to $30.0 million (the Delayed Draw) during the nine month period following the date on which the Company receives marketing approval of dalbavancin from the U.S. government (provided that such date, if it occurs at all, occurs on or prior to December 31, 2014) (the Second Tranche Milestone).

The funding of the Second Tranche and the Delayed Draw are subject in each instance to the satisfaction of certain conditions set forth in the PDL credit agreement, including, without limitation, the continued accuracy of representations and warranties, no default or material adverse change having occurred, the execution and delivery of additional loan documents, if required, and the Second Tranche Milestone having occurred.

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

The Company paid an origination fee to PDL when the Company entered into the credit agreement, which is included in deferred finance costs in other assets at December 31, 2013. At the Company’s option, the Company may elect to prepay all of the outstanding term loan plus any accrued interest, plus a prepayment penalty determined with respect to the principal amount of the term loan being prepaid. The credit agreement also provides for indemnification of PDL and the other lenders from time to time party to the credit agreement.

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

The net proceeds of the First Tranche were used to repay amounts outstanding under the Oxford loan agreement, including prepayment penalties and fees, and the remainder of the proceeds of the First Tranche has been used for general corporate purposes. Upon termination of the Oxford term loan, the Company recorded a loss on the early extinguishment of debt of $2.2 million, which consisted of the prepayment penalty, the unamortized debt discount and the unamortized debt issuance costs.

At December 31, 2013, future payments of principal are due as follows (in thousands):

Years ending December 31,

2014	$—
2015	1,250
2016	5,000
2017	8,750
2018	10,000

Total long-term debt	$25,000

The fair value of the long-term debt at December 31, 2013, based upon current market rates, approximated carrying value.

(10)	Stockholders’ Equity and Stock Compensation

(a)	Common Stock

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

Also included in common stock at December 31, 2013 were 35,717 common shares issued upon exercise of options during the year ended December 31, 2013 and 14,670 shares of vested restricted stock. There are 5,569 restricted shares unvested as of December 31, 2013.

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

2012 Stock Incentive Plan (2012 Plan)

In April 2012, the Company’s board of directors and stockholders approved the 2012 Plan. The 2012 Plan became effective immediately prior to the closing of the Company’s initial public offering. The 2012 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards of the Company to employees, consultants, officers and directors. As of December 31, 2013, the number of shares of the Company’s common stock reserved for issuance under the 2012 Plan was 107,783. This number may increase for the number of shares of the Company’s common stock subject to outstanding awards under the Company’s Incentive Plans, that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. In addition, the 2012 Plan provides for an annual increase, to be added on the first day of fiscal year 2014 and each subsequent anniversary until the expiration of the 2012 Plan, equal to the lowest of 437,500 shares of the Company’s common stock, 2.75% of the number of shares of the Company’s common stock outstanding on the first day of the fiscal year or an amount determined by the board of directors.

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

In April 2012, the Board resolved that all options granted under the Incentive Plan may be exercisable from the date of grant. If exercised prior to full vesting, restricted shares of common stock are issued and continue to vest in the same manner as the original options awarded. Upon termination of employment any unvested options or unvested restricted shares are immediately cancelled and available for future grant under the 2012 Plan, while vested options are exercisable for a defined period. The outstanding option grants at December 31, 2013 have a term of 10 years and generally vest over periods up to 4 years.

Activity with respect to options was as follows:

	Options Outstanding			Exercisable Options
	Shares	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Shares	Weighted average exercise price per share
December 31, 2010	1,350,000	$0.96	9.38	101,561	$0.96
Granted	160,000	1.68	—
Forfeited or expired	—	—	—
Exercised	—	—	—

December 31, 2011	1,510,000	$1.06	8.52	527,181	$0.97
Granted	730,309	7.73	—
Forfeited or expired	63,188	4.94	—
Exercised	38,642	3.78	—

December 31, 2012	2,138,479	$3.17	8.21	952,499	$1.40
Granted	649,238	7.98	—
Forfeited or expired	100,114	6.06	—
Exercised	35,717	1.69	—

December 31, 2013	2,651,886	$4.26	7.67	1,477,786	$2.12

The following table summarizes additional information regarding options outstanding and exercisable at December 31, 2013:

	Options Outstanding			Exercisable Options
	Number of options outstanding at year end	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of options exercisable at year end	Weighted average remaining contractual life (years)	Weighted average exercise price
Exercise price:
$0.96	1,277,500	6.48	$0.96	1,141,328	6.48	$0.96
$1.68	122,824	7.19	1.68	86,535	7.18	1.68
$2.08	121,250	8.16	2.08	55,842	8.16	2.08
$7.16 – $9.38	837,905	9.04	7.90	106,399	8.24	8.49
$10.00-$10.63	292,407	8.88	10.21	87,682	8.31	10.00

	2,651,886			1,477,786

The weighted-average grant date fair value of the stock options granted during the years ended December 31, 2013, 2012 and 2011 was $5.04 per share, $6.97 per share and $2.64 per share, respectively. The Company estimated the fair value of options granted using the Black-Scholes option pricing model with the following assumptions:

	2013	2012	2011
Risk-free interest rate	1.3% – 2.3%	1.2% – 2.25%	2.25%
Expected volatility	57% – 80%	80%	80%
Expected term (years)	7	7	7
Expected dividend yield	0%	0%	0%

The Company used the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of stock option grants to employees due to the Company’s limited operating history. The expected stock-price volatility assumption is based on the historical volatility of the Company’s stock, which is obtained from public data sources. The risk-free interest rate is based on the implied yield on U.S. Treasury zero coupon bonds for periods commensurate with the expected term of the options. The dividend yield on the Company’s common stock is estimated to be zero based on the fact that the Company has not paid and does not intend to pay dividends during the expected term of its stock options.

Share-based compensation expense for stock options granted to employees and directors is based on the estimated grant date fair value of options recognized ratably over the requisite service period, which is the vesting period of the award. The level of forfeitures expected to occur was estimated based on the Company’s historical experience of pre-vesting cancellations for terminated employees. The Company believes that its estimates are based on outcomes that are reasonably likely to occur. To the extent actual forfeitures differ from its estimates, such amounts will be recorded as a cumulative adjustment in the period the estimates are revised.

During the year ended December 31, 2013, 35,717 options were exercised resulting in $0.1 million of proceeds to the Company. During the year ended December 31, 2012, certain of those option awards exercised were early exercises resulting in the issuance of 23,017 shares of restricted stock. As of December 31, 2013, 14,670 shares of the restricted stock were vested, 2,778 were forfeited and the remainder will continue to vest over the requisite service period.

Share-based compensation expense totaled $2.6 million, $1.4 million, and $0.8 million for the years ended December 31, 2013, 2012, and 2011, respectively, which is included in research and development and general and administrative expenses in the accompanying consolidated statements of operations. The total unrecognized share-based compensation cost at December 31, 2013 amounted to $5.1 million, net of estimated forfeitures, which is expected to be recognized over a weighted-average remaining vesting period of approximately 2.96 years.

(11)	Net Loss Per Share

Net loss per share was determined in accordance with the two-class method. This method is used for computing basic net loss per share when companies have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. Under the two-class method, net loss is allocated between common shares and other participating securities based on their participating rights in both distributed and undistributed earnings. The Company’s Series A Convertible Preferred Stock were participating securities, since the stockholders were entitled to share in dividends declared by the board of directors with the common stock based on their equivalent common shares. Basic net loss per share is computed by dividing net loss available (attributable) to common stockholders by the weighted average number of shares of common stock outstanding during the period. Because the holders of the participating preferred stock were not contractually required to share in the Company’s losses, in applying the two-class method to compute basic net loss per common share, no allocation to preferred stock was made for the years ended December 31, 2013, 2012, and 2011. Potential common shares in the diluted net loss per share computation are excluded as they would be anti-dilutive.

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of December 31, 2013, 2012, and 2011, as they would be anti-dilutive.

	December 31,
	2013	2012	2011
Convertible preferred stock	—	—	6,899,737
Stock options, warrants and unvested restricted stock	2,725,454	2,153,900	1,510,000

(12)	Income Taxes

The Company did not record an income tax benefit on its loss before tax for the year ended December 31, 2013. Following the transfer of the worldwide rights to dalbavancin to the Company’s wholly-owned foreign subsidiary in 2012, losses incurred by the Company result in net operating losses outside the United States (U.S.) which have no anticipated future benefit; therefore, are not recorded as deferred tax assets. Also as a result of the transfer, the Company generated taxable income in the U.S. and recorded income tax expense of $1.3 million for the year ended December 31, 2013 which is comprised of $2.3 million current income tax expense and $1.0 million deferred income tax benefit. During the first quarter of 2013, the research and development tax credit was reinstated and as a result, the Company recorded a $1.0 million reduction in its income taxes payable and deferred charge for the expected 2012 credit.

The U.S. and state income tax expense associated with the transfer of the worldwide rights to dalbavancin was deferred on the balance sheet in accordance with ASC 740-10-25-3(e).

For the years ended December 31, 2013, 2012 and 2011, income from operations before taxes consisted of the following (in thousands):

	2013	2012	2011
U.S. operations	$2,167	$(13,834)	$(35,544)
Foreign operations	(63,030)	(48,705)	—

	$(60,863)	$(62,539)	$(35,544)

Income tax expense (benefit) attributable to income from operations was $1.3 million, $0 million and ($2.5) million for the years ended December 31, 2013, 2012 and 2011, respectively, and differed from the amounts computed by applying the applicable U.S. federal income tax rate to pretax income from operations as a result of the following:

	2013	2012	2011
Federal statutory rate	34%	35%	34%
States taxes, net of federal benefit	0%	0%	4%
Foreign rate differential	(9)%	(8)%	—
Permanent items—change in contingent consideration	(1)%	(1)%	(1)%
Research and development credits	0%	1%	—
Advanced pricing agreement	(26)%	—	—
Valuation allowance	—	(27)%	(30)%

	(2)%	—%	7%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and their basis for income tax purposes and the tax effects of net operating losses and tax credit carry-forwards. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are presented below (in thousands).

	2013	2012
Deferred tax assets:
Stock compensation	$1,948	$1,033
Professional fees	35	—
Foreign net operating losses	—	12,176

Total deferred tax assets	$1,983	$13,209

Deferred tax liabilities:
Fixed assets	$319	$—

Total deferred tax liabilities	$319	$—

Valuation allowance	$—	$12,428

Net deferred tax assets	$1,664	$781

Valuation allowances reduce deferred tax assets to the amounts that are more-likely-than-not to be realized. During the year ended December 31, 2013, the Company determined that due to the advanced pricing with the Dutch Tax Administration that was finalized in March 2013 no net operating losses related to the foreign losses incurred since June 2012 exist that would allow the Company to offset future taxable income. Therefore, the Company removed the deferred tax asset related to the foreign net operating losses and the corresponding valuation allowance during the year ended December 31, 2013. This adjustment does not have a net impact on the balance sheet or income tax expense. During the year ended December 31, 2013, the Company has recorded deferred tax assets that were determined to be more-likely-than-not to be realized and therefore no valuation allowance was recorded as of December 31, 2013. The Company regularly evaluates the likelihood of the realization of its deferred tax assets and reduces the carrying amount of those deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryback availability and carryforward periods available to it for tax reporting purposes and other relevant factors. Significant judgment is required in making this assessment.

Classification of net deferred tax assets on the consolidated balance sheets is as follows (in thousands):

	December 31,
	2013	2012
Current assets	$35	$781
Non-current assets	1,629	—

Net deferred tax assets	$1,664	$781

At December 31, 2013, the Company had no net operating loss carryforwards for federal income tax purposes due to the tax gain recognized in the United States from transfer of the worldwide rights to dalbavancin to a wholly-owned foreign subsidiary. Likewise, the Company has no net operating loss carryforwards for state income tax purposes.

The total amount of federal, foreign, state and local unrecognized tax benefits was $1.4 million and $1.1 million at December 31, 2013 and 2012, respectively. A reconciliation of the Company’s changes in uncertain tax positions is as follows (in thousands):

Balance at December 31, 2012	$1,117
Increase related to prior year tax positions	242
Increase related to current year tax positions	18

Balance at December 31, 2013	$1,377

Included in the balance of total unrecognized tax benefits at December 31, 2013, are potential benefits of $1.4 million that if recognized, would affect the effective rate on income from operations. Interest and penalties accrued during both 2013 and 2012 related to the unrecognized tax positions were immaterial.

The Company files income tax returns in the United States, the Netherlands, the United Kingdom and various U.S. state jurisdictions. The Company’s U.S and state tax returns remain subject to examination for 2009 and subsequent periods.

(13)	Commitments and Contingencies

(a)	Employment Agreements

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

The Company has entered into a supply agreement, as amended, with Gnosis Bioresearch srl., or Gnosis, to supply it with the drug substance for dalbavancin in the form of injectable grade powder. Gnosis has agreed to produce a specified percentage of the Company’s worldwide demand for drug substance. Under this agreement, Gnosis is required to manufacture and supply, and the Company is required to purchase specified minimum annual purchase volumes of drug substance at specified prices. The agreement expires on June 12, 2017, subject to automatic renewal for successive two-year periods. The Company currently has purchase commitments of approximately $29.1 million associated with the first three years of the initial five-year term of the agreement. The Company has agreed with Gnosis to define the purchase commitments for the subsequent two years of the initial term by a date specified in the agreement. The increase in the commitment of $6.5 million from December 31, 2012 is primarily due to an increase in the committed volumes in the amended agreement and the impact of the change in foreign exchange rates. As of December 31, 2013, the Company has incurred approximately $2.8 million under the purchase commitments in this contract. The contracted amounts are estimated to be paid from 2014 through 2016. In addition, the Company had purchase commitments of approximately $6.0 million to Gnosis for the production of validation batches. As of December 31, 2013, the Company has incurred the full commitment of $6.0 million related to these batches. The

Company has also identified possible secondary suppliers of drug substance and is currently engaged in a technology transfer process. The Company has entered into agreements with potential secondary suppliers of drug substance to manufacture registration and validation batches. The Company has purchase commitments of up to approximately $7.2 million under these agreements. As of December 31, 2013, we have incurred $0.8 million under these agreements.

The Company has entered into a development and supply agreement with Hospira Worldwide, Inc., or Hospira, for its fill and finish services. Under this agreement, Hospira is required to supply and the Company is required to purchase a specified percentage of its commercial requirements of dalbavancin. The Company is also required to pay Hospira aggregate development fees of approximately $1.7 million based on the occurrence of specified milestone events. Through December 31, 2013, the Company has incurred the full commitment related to the development fee, which has been included in research and development expense in the consolidated statement of operations. The agreement expires five years after the first commercial sale of dalbavancin, subject to an automatic renewal for an indefinite period.

(c)	Leasing Arrangements

During 2012, the Company entered into a lease for office space in Chicago, Illinois, which the Company uses for corporate and commercial functions. The Company has agreed to pay aggregate rental fees of approximately $1.2 million over the 65 month term. The Company has provided a security deposit in the form of a letter of credit for the benefit of the landlord in the amount of $0.5 million, which amount will be reduced incrementally over the term of the lease. Also during 2012, the Company entered into a lease for office space in Branford, Connecticut, which the Company uses for research and development, clinical and regulatory functions. The Company has agreed to pay aggregate rental fees of approximately $1.8 million over the 62 month term. The Company has provided a security deposit in the form of a letter of credit for the benefit of the landlord in the amount of $0.6 million, which increased by $0.3 million since December 31, 2012 because the landlord financed leasehold improvements in excess of the construction allowance during that period. The amount will be reduced incrementally over the term of the lease.

The letters of credit outstanding are collateralized with certificates of deposit.

The minimum aggregate future lease commitments required under these agreements are as follows:

Years ending December 31,
2014	$576
2015	601
2016	608
2017	624
2018	127

Total future minimum payments	$2,536

(d)	Contingencies

From time to time, the Company may be involved in various legal actions arising out of the ordinary conduct of business. In the opinion of management, the ultimate disposition of such actions will not materially affect the Company’s consolidated financial position, results of operations or cash flows.

(14)	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2013	2012
Contract research organizations	$1,360	$8,309
Contract manufacturers (a)	2,746	540
Compensation and related benefits	2,279	1,428
Professional fees	87	141
Other expenses	644	184

	$7,116	$10,602

(a)	As of December 31, 2013, accrued expenses-contract manufacturers included $1.8 million related to manufacturing supplies recorded in other assets (see note 7, Other Assets).

(15)	Selected Quarterly Financial Data (unaudited)

The following table contains quarterly financial information for the years ended December 31, 2013 and 2012 (in thousands, except share and per share data). The operating results for any quarter are not necessarily indicative of results for any future period.

	2013
	March 31	June 30	September 30	December 31
Operating expenses:
Research and development	$11,092	$13,179	$5,928	$7,118
General and administrative	4,050	4,514	4,823	5,215
Acquisition related charges, net	284	289	266	214

Operating loss	15,426	17,982	11,017	12,547
Other expense, net	93	643	625	2,530

Loss before income taxes	15,519	18,625	11,642	15,077
Income tax expense	248	210	257	563

Net loss	$(15,767)	$(18,835)	$(11,899)	$(15,640)

Net loss per common share—Basic and Diluted	$(0.86)	$(0.75)	$(0.45)	$(0.59)
Weighted-average common shares—Basic and Diluted	18,367,540	25,169,543	26,620,497	26,623,724

	2012
	March 31	June 30	September 30	December 31
Operating expenses:
Research and development	$6,771	$16,528	$18,956	$9,440
General and administrative	1,221	2,392	2,552	3,622
Acquisition related charges, net	268	272	277	280

Operating loss	8,260	19,192	21,786	13,342
Other income, net	(2)	(4)	(12)	(23)

Loss before income taxes	8,258	19,188	21,774	13,319
Income tax expense	—	—	—	—

Net loss	$(8,258)	$(19,188)	$(21,774)	$(13,319)

Net loss per common share—Basic and Diluted	$(132.12)	$(260.25)	$(1.47)	$(0.73)
Weighted-average common shares—Basic and Diluted	62,500	73,727	14,781,419	18,359,667

(16)	Subsequent Events

The Company has evaluated subsequent events occurring after the balance sheet date through the date the financial statements were issued. Based on the evaluation, the Company has determined there were no material events or transactions that require recognition or disclosure in the consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—1992 Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to an exemption under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act made available to us under the Jumpstart Our Business Startups Act of 2012.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The information required by this item will be set forth in our Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Compliance with Section 16(a) of the Exchange Act

The information required by this item will be set forth in our Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

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

Director Nominees

The information required by this item will be set forth in our Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Audit Committee

We have separately designated a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Additional information regarding the Audit Committee that is required by this item will be set forth in our Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Audit Committee Financial Expert

Our board of directors has determined that Kevin C. O’Boyle is the “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K of the Exchange Act and is “independent” under the rules of the NASDAQ Global Market.

Item 11.	Executive Compensation

The information required by this item will be set forth in our Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth in our Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

The following financial statements and supplementary data are included in Part II Item 8 of this Annual Report on Form 10-K.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheet at December 31, 2013 and 2012

•	Consolidated Statement of Operations for the years ended December 31, 2013, 2012 and 2011 and the period from inception (November 4, 2009) to December 31, 2013

•	Consolidated Statement of Change in Stockholders’ Equity for the period from inception (November 4, 2009) to December 31, 2013

•	Consolidated Statement of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and the period from inception (November 4, 2009) to December 31, 2013

•	Notes to Consolidated Financial Statements

Exhibits

Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits hereto and such listing is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1/A filed with the SEC on April 30, 2012)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1/A filed with the SEC on April 30, 2012)

10.1+	Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 filed with the SEC on March 22, 2012)

10.2+	Form of Stock Option Agreement under the Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1/A filed with the SEC on April 30, 2012)

10.3+	2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1/A filed with the SEC on April 30, 2012)

10.4+	Form of Incentive Stock Option Agreement under the 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1/A filed with the SEC on April 30, 2012)

10.5+	Form of Nonstatutory Stock Option Agreement under the 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1/A filed with the SEC on April 30, 2012)

10.6	Investor Rights Agreement, dated December 11, 2009 (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 filed with the SEC on March 22, 2012)

10.7	Lease, dated August 3, 2012, between the Registrant and 200 S. Wacker Property Owner, L.L.C., subsequently assigned to John Hancock Real Estate (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2012)

10.8	Indenture of Lease, dated as of August 16, 2012, between the Registrant and T.J.K. Associates, LLC, subsequently assigned to 322 East Main Street LLC (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2012)

†10.9	Stock Purchase Agreement, dated as of December 11, 2009, between the Registrant and Pfizer, Inc. (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1/A filed with the SEC on June 22, 2012)

†10.10	Rights Transfer Agreement, dated as of December 14, 2010, between the Registrant, Vicuron Pharmaceuticals Inc., and RaQualia Pharma Inc. (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 filed with the SEC on March 22, 2012)

†10.11	Development and Supply Agreement, dated as of December 21, 2010, between the Registrant and Hospira Worldwide, Inc. (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 filed with the SEC on March 22, 2012)

10.12+	Amended and Restated Employment Agreement, dated June 19, 2012, between the Registrant and Paul R. Edick (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1/A filed with the SEC on June 22, 2012)

10.13+	Amended and Restated Employment Agreement, dated June 6, 2012, between the Registrant and Corey N. Fishman (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1/A filed with the SEC on June 22, 2012)

10.14+	Amended and Restated Employment Agreement, dated June 10, 2012, between the Registrant and Michael W. Dunne (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1/A filed with the SEC on June 22, 2012)

10.15+	Amended and Restated Employment Agreement, dated June 20, 2012, between the Registrant and John Shannon (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1/A filed with the SEC on June 22, 2012)

10.16+	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1/A filed with the SEC on May 18, 2012)

10.17*	Director Compensation Policy

Exhibit Number	Description of Exhibit

†10.18	Supply Agreement, dated June 12, 2012, between the Registrant and Gnosis Bioresearch srl.,

†10.19*	First Amendment to Supply Agreement, dated August 29, 2013, between the Registrant and Gnosis Bioresearch srl.

†10.20*	Credit Agreement, dated October 31, 2013, among the Registrant, certain of the Registrant’s subsidiaries, and PDL BioPharma, Inc.

10.21*	Security Agreement, dated October 31, 2013, among the Registrant and certain of the Registrant’s subsidiaries in favor of PDL BioPharma, Inc.

10.22*	Guarantee Agreement, dated October 31, 2013, among the Registrant and certain of the Registrant’s subsidiaries in favor of PDL BioPharma, Inc.

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Database

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

+	Management contract, compensatory plan or arrangement.
†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
*	Filed with this Annual Report on Form 10-K.
**	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet at December 31, 2013 and 2012, (ii) Consolidated Statement of Operations for the years ended December 31, 2013, 2012 and 2011 and the period from inception (November 4, 2009) to December 31, 2013, (iii) Consolidated Statement of Changes in Stockholders’ Equity for the period from inception (November 4, 2009) to December 31, 2013, (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and for the period from inception (November 4, 2009) to December 31, 2013 and (v) Notes to Consolidated Financial Statements.

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

Date: March 14, 2014	DURATA THERAPEUTICS, INC.

	By:	/s/ Corey N. Fishman
Corey N. Fishman
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 14, 2014	By:	/s/ Brenton K. Ahrens
Brenton K. Ahrens Director

Date: March 14, 2014	By:	/s/ Richard U. De Schutter
Richard U. De Schutter Director

Date: March 14, 2014	By:	/s/ Paul R. Edick
Paul R. Edick Director, Chief Executive Officer and President (Principal Executive Officer)

Date: March 14, 2014	By:	/s/ Paul A. Friedman
Paul A. Friedman, M.D. Director

Date: March 14, 2014	By:	/s/ Lisa M. Giles
Lisa M. Giles Director

Date: March 14, 2014	By:	/s/ Ronald M. Hunt
Ronald M. Hunt Director

Date: March 14, 2014	By:	/s/ Kevin C. O’Boyle
Kevin C. O’Boyle Director

Date: March 14, 2014	By:	/s/ Nicole Vitullo
Nicole Vitullo Director