Form 10-Q
period 2014-03-31
Durata Therapeutics, Inc.
filed 2014-05-08
CIK 1544116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, there were 26,641,975 shares of Common Stock, $0.01 par value per share, outstanding.

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

You should read this Quarterly Report on Form 10-Q, the documents that we reference and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013 completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise, except as required by applicable law.

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheet

(in thousands, except share data)

(Unaudited)

Item 1.	Financial Statements

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$20,669	$36,853
Short-term investments	20,872	22,880
Prepaid expenses and other current assets	3,955	3,367

Total current assets	45,496	63,100

Acquired in process research and development	15,292	15,292
Goodwill	5,811	5,811
Property and equipment, net	831	897
Restricted cash	997	1,147
Deferred charge	10,081	10,081
Other assets	3,904	3,816

Total assets	$82,412	$100,144

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,204	$5,275
Accrued expenses	8,912	7,116
Current portion of long-term debt	313	—
Income taxes payable	573	1,609

Total current liabilities	13,002	14,000
Long-term debt	24,687	25,000
Non-current income tax payable	1,377	1,377
Contingent consideration	23,587	20,889
Other liabilities	289	299

Total liabilities	$62,942	$61,565

Commitments and contingencies (note 9)
Stockholders’ equity:
Common stock, $0.01 par value; 125,000,000 shares authorized at March 31, 2014 and December 31, 2013; 26,635,814 and 26,625,749 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	266	266
Preferred stock, $0.01 par value; 5,000,000 shares authorized at March 31, 2014 and December 31, 2013; no shares issued and outstanding at March 31, 2014 or December 31, 2013	—	—
Additional paid-in capital	208,602	207,754
Accumulated deficit during the development stage	(189,398)	(169,441)

Total stockholders’ equity	$19,470	$38,579

Total liabilities and stockholders’ equity	$82,412	$100,144

See accompanying notes to the consolidated financial statements.

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three month period ended March 31,		Period from inception (November 4, 2009) to March 31, 2014
	2014	2013
Operating expenses:
Research and development expenses	$9,009	$11,092	$133,170
General and administrative expenses	7,237	4,050	43,621
Acquisition related charges, net	2,698	284	12,295

Operating loss	18,944	15,426	189,086
Other (income) expense:
Interest expense	895	108	3,121
Loss on early extinguishment of debt	—	—	2,228
Interest income	(13)	(15)	(134)
Other income	—	—	(501)

Total other (income) expense	882	93	4,714
Loss before income tax expense (benefit)	19,826	15,519	193,800
Income tax expense (benefit)	131	248	(4,402)

Net loss	$(19,957)	$(15,767)	$(189,398)

Net loss per common share – Basic and Diluted	$(0.75)	$(0.86)
Weighted average common shares – Basic and Diluted	26,633,284	18,367,540

See accompanying notes to the consolidated financial statements.

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Cash Flows

(in thousands, except share data)

(Unaudited)

	Three month period ended March 31,		Period from Inception (November 4, 2009) to March 31, 2014
	2014	2013
Cash flows from operating activities:
Net loss	$(19,957)	$(15,767)	$(189,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on early extinguishment of debt	—	—	2,228
Depreciation and amortization	66	59	333
Stock based compensation expense	779	558	5,903
Acquisition related charges, net	2,698	284	12,295
Non-cash interest expense	20	32	589
Deferred income taxes	—	—	(6,824)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(432)	1,854	(2,439)
Contingent receivable	—	—	5,421
Deferred charge	—	1,181	(10,081)
Other assets	(67)	—	(677)
Accounts payable	(2,071)	2,668	3,204
Accrued expenses	1,796	(6,887)	7,754
Income taxes payable/receivable	(1,036)	(1,533)	109
Other liabilities	(11)	104	288

Net cash used in operating activities	(18,215)	(17,447)	(171,295)

Cash flows from investing activities:
Acquisition of in process research and development	—	—	(10,000)
Purchases of property and equipment	—	(402)	(1,164)
Purchases of short-term investments	(3,998)	(2,998)	(46,980)
Proceeds from sale of short-term investments	6,000	2,000	26,000
Other investing activities	—	(291)	(1,141)
Other assets	—	—	(40)

Net cash provided by (used in) investing activities	2,002	(1,691)	(33,325)

Cash flows from financing activities:
Proceeds from issuance of Series A Preferred Stock	—	—	77,198
Proceeds from issuance of common stock, net	—	—	128,016
Payment of offering costs	—	—	(3,057)
Proceeds from issuance of long-term debt	—	20,000	45,000
Payment of debt financing fees	(41)	(525)	(1,125)
Payment to retire long-term debt	—	—	(21,694)
Proceeds from stock options exercised	65	48	266
Excess tax benefit on stock-based awards	5	—	106
Proceeds from receipt of contingent receivable	—	—	579

Net cash provided by financing activities	29	19,523	225,289

Net (decrease) increase in cash	(16,184)	385	20,669
Cash and cash equivalents, beginning of year and period	36,853	32,257	—

Cash and cash equivalents, end of year and period	$20,669	$32,642	$20,669

Supplemental Disclosures of Cash Flow Information

Non-cash financing activities:
Debt financing costs included in current liabilities	$—	$115	$—

Equity offering costs included in current liabilities	$—	$225	$—

Conversion of Series A Preferred Stock to common stock (shares)	—	—	77,197,936

Cash paid for interest	$875	$76	$2,532

Cash paid for income taxes	$1,162	$600	$13,069

See accompanying notes to the consolidated financial statements.

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

(unaudited)

(1)	Nature of Business, Organization and Liquidity

Durata Therapeutics, Inc. and subsidiaries (a development stage company) (the Company) is a Delaware corporation and has its principal place of business in Chicago, Illinois. The Company is a pharmaceutical company focused on the development and commercialization of new therapeutics for patients with infectious diseases and acute illnesses. The Company was incorporated on November 4, 2009. In December 2009, the Company entered into an agreement with Pfizer Inc. (Pfizer) to acquire Vicuron Pharmaceuticals Inc. (Vicuron) (see note 4, Acquisition—Milestone Payment).

To date, the Company has not generated any revenues and has financed its operations primarily through private placements of its preferred stock, its initial public offering of its common stock in July 2012 (see note 6, Stockholders’ Equity and Stock Compensation), a secured debt financing completed in March 2013 and refinanced with a new lender in October 2013 (see note 5, Long-term Debt), and a public offering of its common stock in April 2013 (see note 6, Stockholders’ Equity and Stock Compensation). The Company expects to continue to incur significant expenses to seek marketing approval for dalbavancin, and possibly other product candidates, establish a commercial organization, conduct clinical trials for additional indications for dalbavancin, including osteomyelitis, diabetic foot infection and pneumonia, as well as new dosing strategies and formulations, and manufacture product. As recently announced, the Company began enrollment in a Phase 3b clinical trial to evaluate the efficacy and safety of a single 1,500 mg dose of dalbavancin infused over 30 minutes in adult patients with ABSSSI caused by susceptible Gram-positive bacteria. The Company had a net loss of $20.0 million for the three months ended March 31, 2014 and had a deficit accumulated during the development stage of $189.4 million from inception until March 31, 2014.

Based on the Company’s existing cash and cash equivalents and short-term investments, the Company estimates that it has sufficient funding to sustain its operations through early 2015. The Company estimates that such funds will be sufficient to enable it to seek marketing approval in the United States and the European Union for the treatment of patients with acute bacterial skin and skin structure infections (ABSSSI), and, if approved, to commercially launch dalbavancin in the United States and possibly Western Europe, as well as explore the development of dalbavancin for additional indications and new dosing strategies, including the Phase 3b clinical trial mentioned above, and formulations. The Company has based this estimate on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects.

The Company also believes it has other financing alternatives available, including the incremental $15.0 million the Company is required to borrow from PDL BioPharma, Inc. (PDL) upon marketing approval of dalbavancin in the United States (see note 5, Long-term Debt) and the option to borrow an additional $30.0 million, to fund additional activities until its operations generate adequate operating cash flows, which include additional equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company also has limited fixed commitments for uses of cash and has the intent and ability, if necessary, to delay or eliminate expenditures until adequate funding is available.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation, Principles of Consolidation and Unaudited Interim Results

The unaudited accompanying consolidated financial statements of the Company are prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC) and generally accepted accounting principles in the United States of America (GAAP) for condensed consolidated financial information. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. All intercompany accounts and transactions have been eliminated. These financial statements should be read in connection with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on March 14, 2014.

The results for the three month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other interim period or for any other future year.

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

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. Included within restricted cash and prepaid expenses and other current assets on the Company’s consolidated balance sheet are certificates of deposit for a total of $1.1 million as of each March 31, 2014 and December 31, 2013, which are being held by a third party bank as collateral for the irrevocable letters of credit issued in connection with the Company’s two office leases (see note 9, Commitments and Contingencies).

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

As of March 31, 2014, cash equivalents and short-term investments consist of investments in money market accounts, federal agency bonds and corporate entity commercial paper and bonds that are classified as available for sale pursuant to ASC 320, Investments—Debt and Equity Securities. The Company classifies investments available to fund current operations as current assets on its balance sheet. Investments are classified as long-term assets on the balance sheet if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year. All of the Company’s investments are classified as current.

The fair value of these securities is based on quoted prices for identical or similar assets. If a decline in the fair value is considered other-than-temporary the unrealized loss, if any, would be transferred from other comprehensive loss to the statement of operations. There were no charges taken for other-than-temporary declines in fair value of short-term investments during the three month period ended March 31, 2014. Realized gains and losses are determined using the specific identification method and are included in interest income in the statement of operations. Realized gains and losses recognized during the three month period ended March 31, 2014 were immaterial.

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

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

(unaudited)

As of March 31, 2014, the Company recorded debt financing costs of $0.4 million in connection with the debt financing completed in October 2013. The debt financing costs recorded in connection with the debt financing completed in March 2013 were expensed at the time the debt was repaid (see note 5, Long-term Debt, for more information). The Company also incurred offering costs of $0.4 million in connection with the public offering of its common stock that closed in April 2013. The debt financing costs are recorded in other assets on the consolidated balance sheet, net of accumulated amortization. The offering costs are recorded in equity as an offset to the proceeds received from the sale of the shares.

(h)	Other Intangible Assets

The Company had an acquired in-process research and development (IPR&D) intangible asset of $15.3 million as of both March 31, 2014 and December 31, 2013. Acquired IPR&D intangible assets represent the right to develop, use, sell or offer for sale intellectual property that the Company has acquired with respect to processes that have not been completed. These assets are required to be classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the date of acquisition, these assets will not be amortized until their processes are completed and the Company receives regulatory approval from a major market to allow for the commencement of commercial marketing activities. At that time, the Company will determine the useful life of the asset, reclassify the asset out of in-process research and development and begin amortization. The useful life of an amortizing asset generally is determined by identifying the period in which substantially all of the cash flows are expected to be generated.

If the associated research and development effort is abandoned, the related assets likely will be written-off and the Company will record a non-cash impairment loss on its consolidated statement of operations. Acquired in-process research and development assets which are determined to have had a decrease in fair value are adjusted to fair value with an impairment charge. Such assets are tested at least annually or when a triggering event occurs that could indicate a potential impairment. Intangible assets with definite useful lives will be amortized to their estimated residual values over their estimated useful lives and reviewed for impairment if certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company tests its IPR&D for impairment annually as of December 31 each year unless indicators, events, or circumstances would require immediate review. No impairment resulted from the Company’s most recent impairment evaluation as of December 31, 2013.

(i)	Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination accounted for by the acquisition method of accounting and is not amortized, but subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. The Company had goodwill of $5.8 million as of both March 31, 2014 and December 31, 2013. The Company tests its goodwill for impairment annually as of December 31 each year unless indicators, events, or circumstances would require immediate review. No impairment resulted from the Company’s most recent impairment evaluation as of December 31, 2013.

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

In accordance with ASC 740, Income Taxes, each interim period is considered integral to the annual period and tax expense is measured using an estimated annual effective tax rate. An entity is required to record income tax expense each quarter based on its annual effective tax rate estimated for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, adjusted for discrete taxable events that occur during the interim period. If, however, the entity is unable to reliably estimate its annual effective tax rate, then the actual effective tax rate for the year-to-date period may be the best annual effective tax rate estimate. For the three month period ended March 31, 2014, the Company utilized the actual year-to-date effective tax rate. See note 8, Income Taxes, for additional information.

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

The following table presents information about the Company’s financial assets and liability that have been measured at fair value at March 31, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation inputs used to determine such fair value (in thousands).

	March 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market fund investments	$17,170	$17,170	$—	$—
Available for sale securities:
Federal agency bonds	12,835	12,835	—	—
Corporate commercial paper	3,998	3,998	—	—
Corporate bonds	4,039	4,039	—	—

Total available for sale securities	$20,872	$20,872	$—	$—

Liabilities:
Contingent liability	$23,587	$—	$—	$23,587

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

(unaudited)

	December 31, 2013
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

Additional information for the Company’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) was follows (in thousands):

Balance at December 31, 2013	$20,889
Contingent consideration expense	2,698
Transfers in and/or out of Level 3	—

Balance at March 31, 2014	$23,587

At March 31, 2014 and December 31, 2013, the balance of the contingent liability consideration, which reflects the fair value of the contingent milestone payment, was $23.6 million and $20.9 million, respectively. The Company’s contingent consideration is based on Level 3 inputs within the fair value hierarchy. Fair values determined based on Level 3 inputs use unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. The underlying probability of payment of the contingent liability was 95% and 85% as of March 31, 2014 and December 31, 2013, respectively. The increase in the probability was due to the unanimous recommendation of approval of dalbavancin for the treatment of ABSSSI by the U.S. Food and Drug Administration’s Anti-Infective Drugs Advisory Committee on March 31, 2014.

Certain financial instruments reflected in the consolidated balance sheets (for example, cash, accounts payable and certain other liabilities) are recorded at cost, which approximates fair value due to their short-term nature.

All available for sale securities have maturity dates less than one year. As of March 31, 2014, unrealized gains and losses on available for sale securities were immaterial.

(4)	Acquisition—Milestone Payment

In December 2009, the Company acquired the rights to dalbavancin through its acquisition of all of the outstanding shares of capital stock of Vicuron from Pfizer pursuant to a stock purchase agreement (Pfizer Agreement). The Company paid total upfront consideration of $10.0 million for the shares of Vicuron and the dalbavancin inventory to be used in research. In addition, upon the successful clinical development, regulatory approval and first commercial sale of dalbavancin, in the United States or one of five major European markets, the Company is required to pay Pfizer an additional milestone payment of $25.0 million. However, under the Company’s credit agreement with PDL discussed in note 5, Long-term Debt, the Company is prohibited from making any payment to Pfizer as long as amounts are outstanding under the Company’s credit agreement with PDL. Under the Pfizer Agreement, the Company, at its sole discretion, may elect to defer the milestone payment for a period of up to five years if it delivers to Pfizer a promissory note for the full amount of such milestone payment. Interest on the outstanding principal amount of the promissory note will accrue at a rate of 10% per annum, compounded annually.

(5)	Long-term Debt

In March 2013, the Company and certain of its subsidiaries entered into a loan agreement with Oxford (the Oxford term loan), pursuant to which the Company’s wholly-owned Dutch subsidiaries borrowed an aggregate principal amount of $20.0 million.

In connection with the Oxford term loan, the Company granted Oxford warrants for the purchase of 67,999 shares of the Company’s common stock at an exercise price of $8.68 per share. The warrants are exercisable for seven years from the date of issuance. The grant date fair value of the warrants was $6.42 per share as estimated using a Black-Scholes pricing model. In accordance with ASC 470-20-25-2, Debt Instruments with Detachable Warrants, the proceeds from the debt issuance were allocated between the warrants and the debt instrument based on the relative fair value. The portion allocated to the warrants is recorded as paid-in capital.

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

Any amount borrowed under the credit agreement is guaranteed by the Company and certain of the Company’s subsidiaries. The loans and the guarantee obligations are secured by a lien on all or substantially all of the Company’s assets and all or substantially all of the assets of the Company’s subsidiaries (other than Durata Therapeutics Limited), as applicable, including the pledge of the equity interests in each of the Company’s direct and indirect subsidiaries to secure the applicable loan and guarantee obligations.

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

The Company paid an origination fee to PDL when the Company entered into the credit agreement, which is included in deferred finance costs in other assets. At the Company’s option, the Company may elect to prepay all of the outstanding term loan plus any accrued interest, plus a prepayment penalty determined with respect to the principal amount of the term loan being prepaid. The credit agreement also provides for indemnification of PDL and the other lenders from time to time party to the credit agreement. The credit agreement also prohibits the Company from paying the $25.0 million milestone payment to Pfizer as long as amounts are outstanding under the credit agreement.

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

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

(unaudited)

Also included in common stock at March 31, 2014 were 8,991 common shares issued upon exercise of options during the three month period ended March 31, 2014 and 15,744 shares of vested restricted stock. There are 4,495 restricted shares unvested as of March 31, 2014.

(b)	Series A Convertible Preferred Stock

Prior to completing its initial public offering, the Company issued and sold an aggregate of 77,197,936 shares of its Series A Convertible Preferred Stock that resulted in the Company receiving cash proceeds of $77.2 million. The proceeds were used for research and development and general working capital. In July 2012, upon closing its initial public offering, all the then outstanding shares of the Company’s convertible preferred stock were converted into 9,649,738 shares of common stock.

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

2012 Stock Incentive Plan (2012 Plan)

In April 2012, the Company’s board of directors and stockholders approved the 2012 Plan. The 2012 Plan became effective immediately prior to the closing of the Company’s initial public offering. The 2012 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. As of March 31, 2014, the number of shares of the Company’s common stock reserved for issuance under the 2012 Plan was 247,817. This number may increase for the number of shares of the Company’s common stock subject to outstanding awards under the Company’s pre-IPO stock incentive plan, that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. In addition, the 2012 Plan provides for an annual increase, to be added on the first day of fiscal year 2014 and each subsequent anniversary until the expiration of the 2012 Plan, equal to the lowest of 437,500 shares of the Company’s common stock, 2.75% of the number of shares of the Company’s common stock outstanding on the first day of the fiscal year and an amount determined by the board of directors. In March 2014, the Company filed a registration statement on Form S-8 to register the increase in the number of shares of common stock reserved for issuance under the 2012 Plan of 437,500 shares which became available for future issuance as of January 1, 2014.

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

In April 2012, the Board resolved that all options granted under the Incentive Plan may be exercisable from the date of grant. If exercised prior to full vesting, restricted shares of common stock are issued and continue to vest in the same manner as the original options awarded. Upon termination of employment any unvested options or unvested restricted shares are immediately cancelled and available for future grant under the 2012 Plan, while vested options are exercisable for a defined period. The outstanding option grants at March 31, 2014 have a term of 10 years and generally vest over periods up to 4 years.

Activity with respect to options was as follows:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life (years)
Outstanding balance, December 31, 2013	2,651,886	$4.26	7.67
Granted	300,800	12.71	—
Forfeited or expired	3,334	8.46	—
Exercised	8,991	7.18	—

Outstanding balance, March 31, 2014	2,940,361	$5.11	7.68

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

(unaudited)

At March 31, 2014, the number of shares exercisable pursuant to outstanding options was 1,655,997, at a weighted average exercise price of $2.45 and a weighted average remaining contractual life of 6.74 years.

The weighted-average grant date fair value of the stock options granted during the three month period ended March 31, 2014 was $6.88 per share. The Company estimated the fair value of options granted during the three month period ended March 31, 2014 using the Black-Scholes option pricing model using the following assumptions:

Three month period ended March 31, 2014
Risk-free interest rate	2.25%
Expected volatility	56%
Expected term (years)	7
Expected dividend yield	0%

Share-based compensation expense for stock options granted to employees and directors is based on the estimated grant date fair value of options recognized ratably over the requisite service period, which is the vesting period of the award. The level of forfeitures expected to occur was estimated based on the Company’s historical experience of pre-vesting cancellations for terminated employees.

During the three month period ended March 31, 2014, 8,991 options were exercised resulting in approximately $65,000 of proceeds to the Company.

Share-based compensation expense totaled $0.8 million and $0.6 million for the three month periods ended March 31, 2014 and 2013, respectively, which is included in research and development and general and administrative expenses in the accompanying consolidated statement of operations. The aggregate intrinsic value of shares outstanding and exercisable was $24.6 million and $18.2 million as of March 31, 2014. The intrinsic value was calculated as the difference between the fair value of the underlying common stock as of the respective balance sheet date and the exercise price of the stock options. The total unrecognized share-based compensation cost at March 31, 2014 amounted to $6.1 million, net of forfeitures, which is expected to be recognized over a weighted-average remaining vesting period of approximately 2.88 years.

(7)	Net Loss Per Share

Basic net loss per share is computed by dividing net loss available (attributable) to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing net loss available (attributable) to common stockholders by the weighted average number of common stock equivalents during the period. The Company’s potentially dilutive shares, which include outstanding stock options, common stock warrants and unvested restricted stock are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of March 31, 2014 and 2013, as they would be anti-dilutive.

	March 31,
	2014	2013
Stock options, warrants, and unvested restricted stock	3,012,855	2,437,796

(8)	Income Taxes

The Company has historically computed interim period tax expense by applying its forecasted effective tax rate to year-to-date earnings. However, for the three month period ended March 31, 2014 the Company determined it was unable to reliably estimate its annual effective tax rate due to the effective tax rate being highly sensitive to minor fluctuations in forecasted income. As such, the Company has computed its tax expense for the three month period ended March 31, 2014 using the

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

(unaudited)

actual year-to-date effective tax rate. The effective tax rate for the three month period ended March 31, 2014 was negative 0.66%. This effective tax rate differs from the federal tax rate of 35% primarily due to the effects of foreign loss that are not benefited, state taxes, foreign rate differential, as well as items that are deductible for books and not U.S. tax. The Company recorded income tax expense of $0.1 million and $0.2 million for the three month period ended March 31, 2014 and 2013, respectively.

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

The Company has entered into a supply agreement, as amended, with Gnosis Bioresearch srl., or Gnosis, to supply it with the drug substance for dalbavancin in the form of injectable grade powder. Gnosis has agreed to produce a specified percentage of the Company’s worldwide demand for drug substance. Under this agreement, Gnosis is required to manufacture and supply, and the Company is required to purchase specified minimum annual purchase volumes of drug substance at specified prices. The agreement expires on June 12, 2017, subject to automatic renewal for successive two-year periods. The Company currently has purchase commitments of approximately $28.7 million associated with the first three years of the initial five-year term of the agreement. The Company has agreed with Gnosis to define the purchase commitments for the subsequent two years of the initial term by a date specified in the agreement. As of March 31, 2014, the Company has incurred approximately $5.6 million under the purchase commitments in this contract of which the Company has paid $2.3 million. The remaining contracted amounts are estimated to be paid from 2014 through 2016. The Company has also identified possible secondary suppliers of drug substance and is currently engaged in a technology transfer process. The Company has entered into agreements with potential secondary suppliers of drug substance to manufacture registration and validation batches. The Company has purchase commitments of up to approximately $7.2 million under these agreements. As of March 31, 2014, we have incurred $0.8 million under these agreements.

The Company has entered into a development and supply agreement with Hospira Worldwide, Inc., or Hospira, for its fill and finish services. Under this agreement, Hospira is required to supply and the Company is required to purchase a specified percentage of its commercial requirements of dalbavancin. The Company is also required to pay Hospira aggregate development fees of approximately $1.7 million based on the occurrence of specified milestone events. As of December 31, 2013, the Company had incurred the full commitment related to the development fee, which has been included in research and development expense in the consolidated statement of operations. The agreement expires five years after the first commercial sale of dalbavancin, subject to an automatic renewal for an indefinite period.

(c)	Leasing Arrangements

During 2012, the Company entered into a lease for office space in Chicago, Illinois, which the Company uses for corporate and commercial functions. The Company has agreed to pay aggregate rental fees of approximately $1.2 million over the 65 month term. The Company has provided a security deposit in the form of a letter of credit for the benefit of the landlord in the amount of $0.5 million, which amount will be reduced incrementally over the term of the lease. Also during 2012, the Company entered into a lease for office space in Branford, Connecticut, which the Company uses for research and development, clinical and regulatory functions. The Company has agreed to pay aggregate rental fees of approximately $1.8 million over the 62 month term. The Company has provided a security deposit in the form of a letter of credit for the benefit of the landlord in the amount of $0.6 million because the landlord financed leasehold improvements in excess of the construction allowance during that period. The amount will be reduced incrementally over the term of the lease.

The letters of credit outstanding are collateralized with certificates of deposit.

As of March 31, 2014, the remaining future commitment under these leases is $2.4 million.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a pharmaceutical company focused on the development and commercialization of new therapeutics for patients with infectious diseases and acute illnesses. We have recently completed two global Phase 3 clinical trials with our lead product candidate, dalbavancin, for the treatment of patients with acute bacterial skin and skin structure infections, or ABSSSI. We announced the preliminary top line results of our first Phase 3 clinical trial, which we refer to as DISCOVER 1, in December 2012, and our second Phase 3 clinical trial, which we refer to as DISCOVER 2, in February 2013. Based on final data from DISCOVER 1 and DISCOVER 2, or the DISCOVER trials, dalbavancin achieved its primary efficacy endpoint of non-inferiority, which was clinical response at 48 to 72 hours after initiation of therapy, as determined by the cessation of spread of the lesion, as well as the resolution of fever. Dalbavancin also achieved its secondary efficacy endpoint in the DISCOVER trials, which was clinical success at the end of treatment. We expect that this secondary endpoint will be the primary measure of efficacy for regulatory review in Europe. We submitted a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, on September 26, 2013. On November 25, 2013, the FDA accepted our NDA for priority review with an action date of May 26, 2014. In November 2012, the FDA designated dalbavancin as a qualified infectious disease product, or QIDP. The QIDP designation provides for priority review by the FDA, eligibility for “fast-track” status and extension of statutory exclusivity periods with respect to the product for an additional five years upon FDA approval of the product for the treatment of ABSSSI. We also submitted a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, on November 27, 2013. On December 20, 2013, the EMA accepted our MAA for review. If approved, we intend to directly commercialize dalbavancin in the United States and possibly Western Europe with a targeted hospital sales force and to use a variety of types of collaboration arrangements for commercialization in other markets.

In April 2014, we initiated enrollment in a Phase 3b clinical trial to evaluate the efficacy and safety of a single 1,500 mg dose of dalbavancin infused over 30 minutes in adult patients with ABSSSI caused by susceptible Gram-positive bacteria, which we refer to as our single dose study. This Phase 3b multicenter, double-blind, randomized, controlled clinical trial is designed to compare a single dose of dalbavancin with the same two dose, once weekly regimen of dalbavancin that was used in each of the previously conducted Phase 3 clinical trials for dalbavancin. We plan to enroll approximately 410 adult patients with ABSSSI known or suspected to be caused by susceptible Gram-positive bacteria, including methicillin-resistant Staphylococcus aureus, commonly referred to as MRSA. We are randomizing adult patients in the single dose study to receive either one 1,500 mg single dose of dalbavancin on day 1 or two doses of dalbavancin, with a 1,000 mg dose on day 1 followed by a 500 mg dose on day 8. All doses will be administered over 30 minutes through a peripheral intravenous line. The primary outcome measure for efficacy evaluation will be the percentage of patients in each treatment group who demonstrate a clinical response at 48 to 72 hours after the initiation of therapy. The single dose study was designed to meet the new standards required by regulatory authorities for antibiotic development in the United States.

We are also currently developing protocols for two additional Phase 3 clinical trials to evaluate efficacy and safety of dalbavancin in patients with pediatric osteomyelitis and with community-acquired pneumonia. We expect both of these trials to begin enrollment in late 2014 to early 2015.

We acquired our rights to dalbavancin through our acquisition of all of the outstanding shares of capital stock of Vicuron Pharmaceuticals Inc., or Vicuron, from Pfizer Inc., or Pfizer, in December 2009. We paid total up-front consideration of $10.0 million for the Vicuron shares and dalbavancin inventory to be used in research. In March 2011, Pfizer refunded to us $6.0 million of the initial purchase price under the terms of our stock purchase agreement, based on documentation we provided that supported the position that marketing approval for dalbavancin required more than one new Phase 3 clinical trial. Following the first commercial sale of dalbavancin for the treatment of ABSSSI in the United States, the United Kingdom, Germany, Italy, Spain or France, we are obligated to pay Pfizer an additional milestone payment of $25.0 million. However, at our sole discretion, we may elect to defer the milestone payment for a period of up to five years if we deliver to Pfizer a promissory note for the full amount of such milestone payment. Interest on the outstanding principal amount of the promissory note will accrue at a rate of 10% per annum, compounded annually. However, under our credit agreement with PDL BioPharma, Inc., or PDL, discussed in note 5, Long-term Debt, to the consolidated financial statements, we are prohibited from making any payment to Pfizer as long as amounts are outstanding under the credit agreement.

We were incorporated and commenced active operations in the fourth quarter of 2009. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing dalbavancin and beginning to build our commercialization and marketing infrastructure.

To date, we have not generated any revenues. We have financed our operations primarily with net proceeds from private placements of our preferred stock, our initial public offering of common stock, which we closed in July 2012, a secured debt financing, which we completed in March 2013 and refinanced with a new lender in October 2013, and a public offering of our common stock, which we closed in April 2013. As of March 31, 2014, we had a deficit accumulated during the development stage of $189.4 million. Our net loss was $20.0 million for the three month period ended March 31, 2014.

In March 2013, we and certain of our subsidiaries entered into a loan and security agreement, or loan agreement, with Oxford Finance LLC, or Oxford, pursuant to which our wholly-owned Dutch subsidiaries borrowed an aggregate principal amount of $20.0 million. On October 31, 2013, we and certain of our subsidiaries entered into our credit agreement with PDL, pursuant to which our wholly-owned Dutch subsidiaries borrowed an aggregate principal amount of $25.0 million, and may, upon the satisfaction of certain conditions to funding set forth in the credit agreement, borrow an additional aggregate principal amount of up to $45.0 million. Amounts borrowed under the credit agreement with PDL are guaranteed by us and certain of our subsidiaries. The loans are secured by a lien on all or substantially all of our assets and all or substantially all of the assets of our subsidiaries (other than Durata Therapeutics Limited), including the pledge of the equity interests in each of our subsidiaries. Pursuant to the credit agreement, in October 2013 we repaid in full amounts outstanding under the Oxford loan agreement, including prepayment penalties and fees, and our arrangement with Oxford was terminated.

In April 2013, we closed a public offering of 8,222,500 shares of common stock at a public offering price of $7.00 per share, including 1,072,500 shares pursuant to the exercise by the underwriters of an over-allotment option. Net proceeds were approximately $54.1 million, after deducting underwriting discounts and commissions but prior to the payment of offering expenses payable by us.

We expect to continue to incur significant expenses particularly as we seek marketing approval for dalbavancin, and possibly other product candidates, establish our commercial organization, conduct clinical trials for additional indications for dalbavancin, including osteomyelitis, diabetic foot infection and pneumonia, as well as new dosing strategies and formulations, and manufacture product. In addition, if we obtain marketing approval of dalbavancin, or any other product candidate that we develop, we expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses. Furthermore, we are incurring additional costs associated with operating as a public company. These costs include significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Moreover, additional rules and regulations applicable to public companies will continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

Subsequent to the closing date of the acquisition, we measure the contingent consideration arrangements at fair value for each period with changes in fair value recognized in our statement of operations under acquisition related charges, net. Changes in fair value reflect new information about the acquired in-process research and development asset and its progress toward approval, and the passage of time, and therefore ultimately the probability of achieving regulatory approval for dalbavancin. Separately, the possibility of receiving the $6.0 million contingent asset was also reassessed as development efforts continued. We received the $6.0 million contingent receivable in March 2011. In the absence of new information, changes in fair value reflect only the passage of time as development work towards the achievement of the milestones progresses. The balance of the contingent liability consideration, which reflects the fair value of the contingent milestone payment, was $23.6 million as of March 31, 2014 and 20.9 million as of December 31, 2013. We have classified this liability as noncurrent in our consolidated balance sheets, as payment is not expected to occur within 12 months because we expect to take advantage of our right under our arrangement with Pfizer to defer the payment and we are prohibited from making any payment to Pfizer as long as amounts are outstanding under our credit agreement with PDL.

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

Our significant accounting policies are described in more detail in the notes to our financial statements. However, we believe that certain of those significant accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations. We refer to these policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates, which also would have been reasonable, could have been used, which would have resulted in different financial results.

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the year ended December 31, 2013 related to accrued research and development expenses, share-based compensation and valuation of long-lived and intangible assets and goodwill. There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Comparison of Three Month Periods Ended March 31, 2014 and 2013

The following table summarizes selected operating expense data for the three month periods ended March 31, 2014 and 2013:

	Three Month Period Ended
(In Thousands)	March 31, 2014	March 31, 2013
Operating Expenses:
Research and development expenses	$9,009	$11,092
General and administrative expenses	7,237	4,050
Acquisition related charges, net	2,698	284

Research and Development Expenses

Our research and development work is principally related to the activities associated with seeking approval to market dalbavancin in the United States and to a lesser extent in certain international markets. Such activities include clinical trial costs, trial product manufacturing and sourcing, manufacturing of product for the anticipated commercialization and regulatory activities related to our NDA and MAA submissions. Our research and development expenses in the three month period ended March 31, 2014 decreased $2.1 million to $9.0 million from $11.1 million in the period ended March 31, 2013. The decrease is primarily due to the decrease in clinical trial activities following the completion of the DISCOVER trials and is partially offset by an increase in costs related to our single dose study and higher payroll expenses as a result of increased headcount.

Research and development expenses during the three month periods ended March 31, 2014 and 2013 included the following:

•

CRO and other clinical trial related expenses were $2.3 million for the three month period ended March 31, 2014, representing 26% of total research and development expenses during the period, and were principally comprised of expenses for clinical trial activities, including costs related to our single dose study. CRO and other clinical trial expenses were $4.7 million for the three month period ended March 31, 2013. The decrease of $2.4 million is primarily due to the decrease in clinical trial activities following completion of our DISCOVER trials partially offset by the increase in costs related to our clinical trial activities for our single dose study.

•	Chemistry, manufacturing and control, or CMC, related expenses were $3.1 million for the three month period ended March 31, 2014, representing 34% of total research and development expenses during the period, and were principally comprised of costs related to the manufacturing of product for commercialization. CMC related expenses were $3.0 million for the three month period ended March 31, 2013, and were principally comprised of costs related to the manufacturing of product for commercialization.

•	Consulting fees were approximately $1.4 million for the three month period ended March 31, 2014, representing 16% of total research and development expenses during the period, and were comprised of $0.4 million for clinical activity consultants, including database, microbiology, toxicology and pharmacology consultants, $0.6 million for regulatory consultants, $0.1 million for CMC consultants and $0.3 million for quality assurance consultants. Consulting fees were $2.0 million for the three month period ended March 31, 2013, and were comprised of $1.2 million for clinical activity consultants, including database, microbiology, toxicology and pharmacology consultants, $0.3 million for regulatory consultants, $0.3 million for CMC consultants and $0.2 million for quality assurance consultants. The decrease of $0.6 million is primarily due to the decrease in clinical trial activities following completion of the DISCOVER trials and the increase in headcount to support ongoing development of dalbavancin.

•	Payroll expenses were approximately $2.2 million for the three month period ended March 31, 2014, representing 24% of total research and development expenses during the period, and were principally comprised of salaries, payroll taxes and benefits for our employees in research and development. We had 37 employees in research and development at March 31, 2014. Payroll expenses for the three month period ended March 31, 2014 also included share-based compensation expense for employees of approximately $0.2 million. We had 18 employees in research and development at March 31, 2013. Payroll expenses for the three month period ended March 31, 2013 were $1.4 million, which included $0.1 million of share-based compensation expense. The increase of $0.8 million is primarily related to increased headcount as we build out our clinical development team to support ongoing development of dalbavancin.

General and Administrative Expenses

Our general and administrative expenses in the three month period ended March 31, 2014 increased $3.1 million to $7.2 million from $4.1 million in the three month period ended March 31, 2013. The increase related to our continued expansion efforts in preparation for the anticipated commercial launch of dalbavancin. General and administrative expenses during three month periods ended March 31, 2014 and 2013 included the following:

•	Payroll expenses for the three month period ended March 31, 2014 were $4.5 million, representing 63% of total general and administrative expenses during the period, and were principally comprised of salaries, payroll taxes and benefits for our general and administrative employees. We had 69 employees in general and administrative functions at March 31, 2014 and 29 employees as of March 31, 2013. Payroll expense of a similar nature was $2.3 million for the three month period ended March 31, 2013. Payroll expense for the three month periods ended March 31, 2014 and 2013 included share-based compensation expense for employees of $0.5 million and $0.4 million, respectively. The increase of $2.2 million is primarily due to increased headcount as we progress toward anticipated commercialization.

•	Professional fee expenses for the three month period ended March 31, 2014 was $0.3 million, representing 4% of total general and administrative expenses during the period, and was principally comprised of fees for legal services. Professional fee expense of a similar nature was $0.4 million for the three month period ended March 31, 2013.

•	Consulting fees for the three month period ended March 31, 2014 were $1.4 million, representing 19% of total general and administrative expenses during the period, and were principally comprised of tax services, business development, public relations, audit and public reporting fees, and research projects for our medical affairs and commercial departments. Consulting fees were $0.7 million for the three month period ended March 31, 2013. The increase of $0.7 million is due to costs associated with the advancement of our commercial planning activities.

•	Occupancy and other operating expenses for the three month period ended March 31, 2014 was $0.8 million, representing 11% of total general and administrative expenses during the period, and was principally comprised of rent, utilities, office and other expenses. Occupancy and other operating expense of a similar nature was $0.6 million for the three month period ended March 31, 2013.

•

Non-employee compensation expense for the three month period ended March 31, 2014 was $0.2 million, representing 3% of total general and administrative expense during the period, and included board of director fees and expense related to non-employee director stock option awards. Non-employee compensation expense for the three month period ended March 31, 2013 was approximately $0.1 million and included board of director fees and expense related to non-employee director stock option awards.

Acquisition Related Charges, Net

For the three month period ended March 31, 2014, acquisition related charges, net principally consisted of the accretion of the contingent liability related to the $25.0 million milestone payment that will be due upon the successful clinical development, regulatory approval and first commercial sale of dalbavancin. The contingent liability increased by $2.7 million for the three month period ended March 31, 2014 and $0.3 million for the three month period ended March 31, 2013, which was recorded as a charge to acquisition related charges, net. The increase during the three month period ended March 31, 2014 is due to an increase in the probability due to the unanimous recommendation of approval of dalbavancin for the treatment of ABSSSI by the FDA’s Anti-Infective Drugs Advisory Committee on March 31, 2014.

Income Taxes

We have historically computed interim period tax expense by applying the forecasted effective tax rate to year-to-date earnings. However, for the three month period ended March 31, 2014 we determined we were unable to reliably estimate our annual effective tax rate due to the effective tax rate being highly sensitive to minor fluctuations in forecasted income. As such, we have computed the U.S. and foreign tax expense for the three month period ended March 31, 2014 using the actual year-to-date effective tax rate. The effective tax rate for the three month period ended March 31, 2014 was negative 0.66%. This effective tax rate differs from the federal tax rate of 35% primarily due to the effects of foreign loss that are not benefited, state taxes, foreign rate differential, as well as items that are deductible for books and not U.S. tax. We recorded income tax expense of $0.1 million and $0.2 million in the three month periods ended March 31, 2014 and 2013, respectively.

Interest Expense

Interest expense recorded in the three month period ended March 31, 2014 consisted of interest incurred and amortization of fees related to our credit agreement with PDL. For the three month period ended March 31, 2013, interest expense consisted of interest and amortization of debt discount and fees related to loan agreement with Oxford which was terminated in October 2013.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have not generated any revenues and have financed our operations primarily with proceeds from private placements of our preferred stock, our initial public offering of common stock, which we closed in July 2012, a secured debt financing, which we completed in March 2013 and refinanced with a new lender in October 2013, and a public offering of our common stock, which we closed in April 2013. As of March 31, 2014, we had cash and cash equivalents totaling $20.7 million and short-term investments of $20.9 million. We primarily invest our cash and cash equivalents in money market funds. The following table summarizes our cash flow activity for the three month periods ended March 31, 2014 and 2013:

	Three Month Period Ended
(In Thousands)	March 31, 2014	March 31, 2013
Net cash used in operating activities	$(18,215)	$(17,447)
Net cash provided by (used in) investing activities	$2,002	$(1,691)
Net cash provided by financing activities	$29	$19,523

Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The increase in net cash used in operating activities in the three month period ended March 31, 2014 was primarily related to the increase in general and administrative costs as we continue expansion efforts in preparation for the anticipated commercial launch of dalbavancin; partially offset by a decrease in research and development expenses following the completion of the DISCOVER trials, as discussed above under results of operations.

Investing Activities

Net cash provided by investing activities during the three month period ended March 31, 2014 was primarily related to proceeds from the sale of short-term investments. Net cash used by investing activities during the three month period ended March 31, 2013 was primarily related to the purchase of property and equipment, cash invested in short-term investments and an increase in our certificate of deposit held by the bank as collateral for an irrevocable standby letter of credit issued in connection with one of our office leases.

Financing Activities

Net cash provided by financing activities for the three month period ended March 31, 2014 was principally the result of cash received from stock option exercises partially offset by the payment of financing fees in connection with the secured debt financing that we closed in October 2013. Net cash provided by financing activities for the three month period ended March 31, 2013 principally the result of the proceeds from the $20.0 million secured debt financing that we closed in March 2013 partially offset by financing fees paid in connection with the financing of $0.5 million.

Funding Requirements

Dalbavancin is still in clinical development. We anticipate that we will continue to incur significant expenses in connection seeking marketing approval for dalbavancin and possibly other product candidates, establishing our commercial organization, conducting clinical trials for additional indications for dalbavancin, including osteomyelitis, diabetic foot infection and pneumonia, as well as new dosing strategies and formulations, and manufacturing product. In addition, if we obtain marketing approval of dalbavancin, we expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses. Our expenses also will increase if and as we:

•	maintain, expand and protect our intellectual property portfolio;

•	in-license or acquire other products and technologies;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

We expect that our existing cash and cash equivalents and short-term investments will enable us to sustain our operations through early 2015. We estimate that such funds will be sufficient to enable us to complete the clinical development of, to seek marketing approval in the United States and the European Union for dalbavancin for the treatment of patients with ABSSSI, and, if approved, to commercially launch dalbavancin in the United States and possibly Western Europe, and to explore the development of dalbavancin for additional indications and new dosing strategies and formulations. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We also believe we have other financing alternatives available, including the incremental $15.0 million we are required to borrow from PDL upon marketing approval of dalbavancin in the United States and the option to borrow an additional $30.0 million from PDL, to fund additional activities until our operations generate adequate operating cash flows. Our estimate assumes, among other things, that, at our sole discretion pursuant to the terms of our agreement with Pfizer, we elect to defer for a period of up to five years payment of the $25.0 million milestone that we will become obligated to pay upon the first commercial sale of dalbavancin by delivering to Pfizer a promissory note for such amount. We also are prohibited from paying the $25.0 million milestone payment to Pfizer as long as amounts are outstanding under our current credit agreement with PDL. Interest on the outstanding principal amount of the promissory note will accrue at a rate of 10% per annum, compounded annually. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under Securities and Exchange Commission rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents and available for sale securities of $41.5 million and $59.7 million as of March 31, 2014 and December 31, 2013, respectively. Our current investment policy is to invest our cash in a variety of financial instruments, principally deposits, securities issued by the U.S. government and its agencies, corporate fixed income, and money market instruments. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs, and fiduciary control of cash and investments. We seek to maximize income from our investments without assuming significant risk.

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

We contract with CROs and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of March 31, 2014 and December 31, 2013, substantially all of our liabilities were denominated in the U.S. dollar.

Our long-term debt obligation to PDL BioPharma, Inc. bears interest at a fixed rate and therefore we do not have exposure to changes in interest rates on borrowings under this facility.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A.	Risk Factors

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for at least the next few years and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $20.0 million for the three month period ended March 31, 2014 and $62.1 million for the year ended December 31, 2013. As of March 31, 2014, we had a deficit accumulated during the development stage of $189.4 million. To date, we have not generated any revenues. We have financed our operations primarily through private placements of our preferred stock, our initial public offering of common stock, which we closed in July 2012, a secured debt financing, which we completed in March 2013 and refinanced with a new lender in October 2013, and a public offering of our common stock, which we closed in April 2013. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and operating losses for at least the next few years. The net losses we incur may fluctuate significantly from quarter to quarter.

We anticipate that we will continue to incur significant expenses in connection with seeking marketing approval for dalbavancin for acute bacterial skin and skin structure infections, or ABSSSI, and possibly other product candidates, establishing our commercial organization, conducting clinical trials for additional indications for dalbavancin, including osteomyelitis, diabetic foot infection and pneumonia, as well as new dosing strategies and formulations, and manufacturing product. In April 2014, we initiated enrollment in a Phase 3b clinical trial to evaluate the efficacy and safety of a single 1,500 mg dose of dalbavancin infused over 30 minutes in adult patients with ABSSSI caused by susceptible Gram-positive bacteria, which we refer to as our single dose study. We are also currently developing protocols for two additional Phase 3 clinical trials to evaluate the efficacy and safety of dalbavancin in patients with pediatric osteomyelitis and with community-acquired pneumonia. We expect both of these trials to begin enrollment in late 2014 to early 2015. In addition, if we obtain marketing approval of dalbavancin, we expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses. Our expenses also will increase if and as we:

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

We expect to continue to incur significant expenses in connection with our ongoing activities, particularly as we seek marketing approval for dalbavancin, establish our commercial organization, conduct clinical trials for additional indications for dalbavancin, including osteomyelitis, diabetic foot infection and pneumonia, as well as new dosing strategies and formulations, and possibly other product candidates, and manufacture product. In addition, if we obtain marketing approval for dalbavancin, or any other product candidate that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Furthermore, we are incurring additional costs associated with operating as a public company. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We expect that our existing cash and cash equivalents and short-term investments will enable us to sustain our operations through early 2015. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We also believe we have other financing alternatives available, including the incremental $15.0 million we are required to borrow from PDL BioPharma, Inc., or PDL, upon marketing approval of dalbavancin in the United States and the option to borrow an additional $30.0 million from PDL, to fund additional activities until our operations generate adequate operating cash flows. Our estimate assumes, among other things, that, at our sole discretion pursuant to the terms of our agreement with Pfizer Inc., or Pfizer, we elect to defer for a period of up to five years payment of the $25.0 million milestone that we will become obligated to pay upon the first commercial sale of dalbavancin by delivering to Pfizer a promissory note for such amount. We also are prohibited from paying the $25.0 million milestone to Pfizer as long as amounts are outstanding under our current credit agreement with PDL. Interest on the outstanding principal amount of the promissory note to Pfizer will accrue at a rate of 10% per annum, compounded annually. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not have any committed external source of funds other than amounts available pursuant to our credit agreement with PDL, which are conditioned upon approval of dalbavancin by the FDA before December 31, 2014. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the stock ownership interest of our stockholders will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our existing indebtedness and the pledge of our assets as collateral limit our ability to obtain additional debt financing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

In March 2013, we and certain of our subsidiaries entered into a loan and security agreement, or loan agreement, with Oxford Finance LLC, or Oxford, pursuant to which, subject to the conditions to borrowing thereunder, our wholly-owned Dutch subsidiaries borrowed an aggregate principal amount of $20.0 million. On October 31, 2013, we and certain of our subsidiaries entered into a credit agreement with PDL, pursuant to which our wholly-owned Dutch subsidiaries borrowed an aggregate principal amount of $25.0 million and may, upon the satisfaction of certain conditions to the funding set forth in the credit agreement, borrow an additional aggregate principal amount of up to $45.0 million. Pursuant to the credit agreement, we repaid in full amounts outstanding under the Oxford loan agreement, including prepayment penalties and fees.

Amounts borrowed under the credit agreement are guaranteed by us and certain of our subsidiaries. The loans are secured by a lien on all or substantially all of our assets and all or substantially all of the assets of our subsidiaries (other than Durata Therapeutics Limited), including the pledge of the equity interests in each of our subsidiaries.

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

Successful development of dalbavancin for additional indications, including osteomyelitis, diabetic foot infection and pneumonia, as well as new dosing strategies and formulations, will depend on similar factors.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•	the number of patients required for current and future clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	we may have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

•	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;

•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and

•	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials.

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

Moreover, we may be subject to a third party preissuance submission of prior art to the U.S. Patent and Trademark Office or become involved in opposition, derivation, reexamination, inter partes review, post-grant review, interference proceedings or other patent office proceedings or litigation, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

We are highly dependent on Paul R. Edick, our Chief Executive Officer, Corey N. Fishman, our Chief Operating Officer and Chief Financial Officer, Michael W. Dunne, M.D., our Chief Medical Officer, and John P. Shannon, our Chief Marketing Officer, as well as the other principal members of our management and scientific teams. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our development and commercialization objectives.

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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of our existing indebtedness currently, and any future debt agreements, may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of April 30, 2014, we had outstanding 26,641,975 shares of common stock. Of these shares, 7,924,958 shares are currently restricted as a result of securities laws and the remainder are freely tradable. Moreover, holders of an aggregate of 7,854,439 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

In October 2012 and March 2014, we registered all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not sell any of our unregistered securities during the period covered by this Quarterly Report on Form 10-Q.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2014	DURATA THERAPEUTICS, INC.

	By:	/s/ Corey N. Fishman
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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet at March 31, 2014 (unaudited) and December 31, 2013 (ii) Consolidated Statement of Operations for the three month period ended March 31, 2014 and 2013 and the period from inception (November 4, 2009) to March 31, 2014 (unaudited), (iii) Consolidated Statement of Cash Flows for the three month period ended March 31, 2014 and 2013 and for the period from inception (November 4, 2009) to March 31, 2014 (unaudited) and (iv) Notes to Consolidated Financial Statements (unaudited).

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.