Form 10-Q
period 2014-06-30
Durata Therapeutics, Inc.
filed 2014-08-07
CIK 1544116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, there were 26,777,391 shares of Common Stock, $0.01 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•	the receipt of revenues from sales of dalbavancin;

•	the potential advantages of dalbavancin;

•	the rate and degree of market acceptance and clinical utility of dalbavancin;

•	our estimates regarding the potential market opportunity for dalbavancin;

•	the timing of and our ability to obtain U.S. and foreign marketing approval of product candidates we develop and the ability of our products to meet existing or future regulatory standards;

•	our plans to pursue development of dalbavancin for additional indications other than acute bacterial skin and skin structure infections, or ABSSSI, and new dosing strategies and formulations;

•	our ability to in-license or acquire additional clinical stage product candidates or approved products in our areas of focus;

•	our sales, marketing and distribution capabilities and strategy, including entering into arrangements with third parties to commercialize our product;

•	our ability to establish and maintain arrangements for manufacture of dalbavancin and any other product candidates we develop;

•	our intellectual property position;

•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•	the impact of government laws and regulations; and

•	our competitive position.

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

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheet

(in thousands, except share data)

(Unaudited)

Item 1.	Financial Statements

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$20,900	$36,853
Short-term investments	13,811	22,880
Prepaid expenses and other current assets	6,875	3,367

Total current assets	41,586	63,100

Intangible assets, net of amortization	15,165	15,292
Goodwill	5,811	5,811
Property and equipment, net	766	897
Restricted cash	2,247	1,147
Deferred charge, net	9,997	10,081
Other assets	3,871	3,816

Total assets	$79,443	$100,144

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,725	$5,275
Accrued expenses	6,335	7,116
Current portion of long-term debt	1,000	—
Income taxes payable	—	1,609

Total current liabilities	11,060	14,000
Long-term debt	39,000	25,000
Non-current income tax payable	1,377	1,377
Contingent liability	25,000	20,889
Other liabilities	278	299

Total liabilities	$76,715	$61,565

Commitments and contingencies (note 9)
Stockholders’ equity:
Common stock, $0.01 par value; 125,000,000 shares authorized at June 30, 2014 and December 31, 2013, respectively; 26,773,970 and 26,625,749 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	268	266
Preferred stock, $0.01 par value; 5,000,000 shares authorized at June 30, 2014 and December 31, 2013; no shares issued and outstanding at June 30, 2014 or December 31, 2013	—	—
Additional paid-in capital	209,772	207,754
Accumulated deficit during the development stage	(207,312)	(169,441)

Total stockholders’ equity	$2,728	$38,579

Total liabilities and stockholders’ equity	$79,443	$100,144

See accompanying notes to the consolidated financial statements.

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three month period ended June 30,		Six month period ended June 30,		Period from inception (November 4, 2009) to June 30,
	2014	2013	2014	2013	2014
Operating expenses:
Amortization of intangible assets	$127	$—	$127	$—	$127
Research and development expenses	6,186	13,179	15,194	24,271	139,355
General and administrative expenses	11,064	4,514	18,302	8,565	54,686
Acquisition related charges, net	1,413	289	4,111	573	13,708

Operating loss	18,790	17,982	37,734	33,409	207,876
Other (income) expense
Interest expense	1,040	654	1,935	762	4,161
Loss on early extinguishment of debt	—	—	—	—	2,228
Interest income	(14)	(11)	(27)	(26)	(148)
Other income	(115)	—	(115)	—	(616)

Total other (income) expense	911	643	1,793	736	5,625
Loss before income tax expense (benefit)	19,701	18,625	39,527	34,145	213,501
Income tax expense (benefit)	(1,787)	210	(1,656)	458	(6,189)

Net loss	$(17,914)	$(18,835)	$(37,871)	$(34,603)	$(207,312)

Net loss per common share—Basic and Diluted	$(0.67)	$(0.75)	$(1.42)	$(1.59)
Weighted-average common shares—Basic and Diluted	26,656,805	25,169,543	26,645,110	21,787,331

See accompanying notes to the consolidated financial statements.

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Cash Flows

(in thousands, except share data)

(Unaudited)

	Six month period ended June 30,		Period from Inception (November 4, 2009) to June 30,
	2014	2013	2014
Cash flows from operating activities:
Net loss	$(37,871)	$(34,603)	$(207,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on early extinguishment of debt	—	—	2,228
Depreciation and amortization	258	123	525
Stock based compensation expense	1,803	1,214	6,927
Acquisition related charges, net	4,111	573	13,708
Non-cash interest expense	43	259	612
Deferred income taxes	—	—	(6,824)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,136)	4,031	(3,143)
Contingent receivable	—	—	5,421
Deferred charge	84	1,181	(9,997)
Other assets	(58)	—	(668)
Accounts payable	(1,550)	(3,118)	3,725
Accrued expenses	(781)	(2,045)	5,177
Income taxes payable/receivable	(3,913)	(1,986)	(2,768)
Other liabilities	(21)	97	278

Net cash used in operating activities	(39,031)	(34,274)	(192,111)

Cash flows from investing activities:
Acquisition of in process research and development	—	—	(10,000)
Purchases of property and equipment	—	(423)	(1,164)
Purchases of short-term investments	(3,998)	(15,044)	(46,980)
Proceeds from sale of short-term investments	13,000	5,997	33,000
Other investing activities	(1,100)	(291)	(2,241)
Other assets	—	—	(40)

Net cash provided by (used in) investing activities	7,902	(9,761)	(27,425)

Cash flows from financing activities:
Proceeds from issuance of Series A Preferred Stock	—	—	77,198
Proceeds from issuance of common stock, net	—	54,104	128,016
Payment of offering costs	—	(342)	(3,057)
Proceeds from issuance of long-term debt	15,000	20,000	60,000
Payment of debt financing fees	(41)	(652)	(1,125)
Payment to retire long-term debt	—	—	(21,694)
Proceeds from stock options exercised	212	52	413
Excess tax benefit on stock-based awards	5	—	106
Proceeds from receipt of contingent receivable	—	—	579

Net cash provided by financing activities	15,176	73,162	240,436

Net (decrease) increase in cash	(15,953)	29,127	20,900
Cash and cash equivalents, beginning of year and period	36,853	32,257	—

Cash and cash equivalents, end of year and period	$20,900	$61,384	$20,900

Supplemental Disclosures of Cash Flow Information

Non-cash financing activities:
Equity offering costs included in current liabilities	$—	$40	$—

Conversion of Series A Preferred Stock to common stock (shares)	—	—	77,197,936

Cash paid for interest	$1,892	$504	$3,549

Cash paid for income taxes	$2,168	$1,338	$14,075

See accompanying notes to the consolidated financial statements.

Durata Therapeutics, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Nature of Business, Organization and Liquidity

Durata Therapeutics, Inc. and subsidiaries (a development stage company) (the Company) is a Delaware corporation and has its principal place of business in Chicago, Illinois. The Company is a pharmaceutical company focused on the development and commercialization of new therapeutics for patients with infectious diseases and acute illnesses. The Company was incorporated on November 4, 2009. In December 2009, the Company entered into an agreement with Pfizer Inc. (Pfizer) to acquire Vicuron Pharmaceuticals Inc. (Vicuron) (see note 4, Acquisition-Milestone Payment).

On May 23, 2014, the United States Food and Drug Administration, or FDA, approved of DalvanceTM (dalbavancin) for injection for the treatment of adult patients with acute bacterial skin and skin structure infections (ABSSSI) caused by susceptible gram positive bacteria, including Methicillin-resistant Staphylococcus aureus (MRSA). Dalvance is the first and only intravenous antibiotic approved for the treatment of adult patients with ABSSSI with a two-dose regimen of 1000 milligrams followed one week later by 500 milligrams, each administered over 30 minutes. Sales of dalbavancin in the United States commenced in late July 2014. Dalbavancin is designated as a Qualified Infectious Disease Product (QIDP) by the FDA. Dalbavancin’s QIDP designation qualifies it for an additional five years of marketing exclusivity to be added to certain exclusivity periods already provided by the Food, Drug and Cosmetic Act.

Through June 30, 2014, the Company has not generated any revenues and has financed its operations primarily through private placements of its preferred stock, its initial public offering of its common stock in July 2012 (see note 6, Stockholders’ Equity and Stock Compensation), a secured debt financing completed in March 2013 and refinanced with a new lender in October 2013 (see note 5, Long-term Debt), and a public offering of its common stock in April 2013 (see note 6, Stockholders’ Equity and Stock Compensation). Upon marketing approval of dalbavancin in the United States, the Company borrowed, as required, an incremental $15.0 million from PDL BioPharma, Inc. (PDL). The Company expects to continue to incur significant expenses to seek marketing approval for its product candidates, develop a commercial organization, manufacture product, conduct clinical trials for additional indications for dalbavancin, including osteomyelitis, diabetic foot infection and pneumonia, as well as new dosing strategies and formulations. During the second quarter, the Company began enrollment in a Phase 3b clinical trial to evaluate the efficacy and safety of a single 1500 mg dose of dalbavancin infused over 30 minutes in adult patients with ABSSSI caused by susceptible Gram-positive bacteria. The Company had a net loss of $37.9 million for the six months ended June 30, 2014 and had a deficit accumulated during the development stage of $207.3 million from inception until June 30, 2014.

The Company estimates that our existing cash and cash equivalents and short-term investments and other sources of liquidity discussed will be sufficient to support our current and projected funding requirements for at least the next twelve months. The Company estimates that such funds will be sufficient to enable it to seek marketing approval of dalbavancin in the European Union for the treatment of adult patients with acute bacterial skin and skin structure infections (ABSSSI), to commercially launch dalbavancin in the United States and, if approved in the European Union, possibly Western Europe, as well as to explore the development of dalbavancin for additional indications and new dosing strategies, including the Phase 3b clinical trial mentioned above, and formulations. The Company has based this estimate on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects.

The Company also believes it has other financing alternatives available, including the option to borrow an additional $30.0 million from PDL, to fund additional activities until its operations generate adequate operating cash flows, which include additional equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company also has limited fixed commitments for uses of cash and has the intent and ability, if necessary, to delay or eliminate expenditures until adequate funding is available.

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

The results for the six month period ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other interim period or for any other future year.

(b)	Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

(c)	New Accounting Pronouncements

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which requires entities to recognize revenue which depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. The guidance contains a five-step model which will replace most existing revenue guidance in U.S. GAAP. ASU 2014-09 is effective for public companies for annual periods beginning after December 15, 2016. The Company is currently evaluating the impacts ASU 2014-09 will have on its financial position, results of operations and cash flows.

In June 2014, the FASB issued Accounting Standards Update 2014-10, Development Stage Entities (Topic 915), which states the presentation and disclosure requirements in Topic 915 are no longer required as of the first annual period beginning after December 15, 2014. The Company does not expect the adoption of ASU 2014-10 will have a material impact on the Company’s financial position, results of operations and cash flows.

(d)	Development Stage Company

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

(e)	Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash resources principally in money market funds.

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. Included within restricted cash on the Company’s consolidated balance sheet are certificates of deposit for a total of $2.2 million as of June 30, 2014 and $1.1 million as of December 31, 2013, which are being held by a third party bank as collateral for the irrevocable letters of credit issued in connection with the Company’s office leases (see note 9, Commitments and Contingencies).

(f)	Financial Instruments

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

(g)	Short-term Investments

As of June 30, 2014, cash equivalents and short-term investments consist of investments in money market accounts, federal agency bonds and corporate entity commercial paper and bonds that are classified as available for sale pursuant to ASC 320, Investments—Debt and Equity Securities. The Company classifies investments available to fund current operations as current assets on its balance sheet. Investments are classified as long-term assets on the balance sheet if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year. All of the Company’s investments are classified as current.

The fair value of these securities is based on quoted prices for identical or similar assets. If a decline in the fair value is considered other-than-temporary the unrealized loss, if any, would be transferred from other comprehensive loss to the statement of operations. There were no charges taken for other-than-temporary declines in fair value of short-term investments during the three or six month periods ended June 30, 2014. Realized gains and losses are determined using the specific identification method and are included in interest income in the statement of operations. Realized gains and losses recognized during the three and six month periods ended June 30, 2014 were immaterial.

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

(h)	Deferred Financing Costs

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

As of June 30, 2014, the Company recorded debt financing costs of $0.4 million in connection with the debt financing completed in October 2013. The debt financing costs recorded in connection with the debt financing completed in March 2013 were expensed at the time the debt was repaid (see note 5, Long-term Debt, for more information). The Company also incurred offering costs of $0.4 million in connection with the public offering of its common stock that closed in April 2013. The debt financing costs are recorded in other assets on the consolidated balance sheet, net of accumulated amortization. The offering costs are recorded in equity as an offset to the proceeds received from the sale of the shares.

(i)	Other Intangible Assets

The Company had an acquired in-process research and development (IPR&D) intangible asset of $15.3 million as of December 31, 2013. Acquired IPR&D intangible assets represent the right to develop, use, sell or offer for sale intellectual property that the Company has acquired with respect to processes that have not been completed. These assets are required to be classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the date of acquisition, these assets were not amortized until their processes were completed and the Company received regulatory approval from a major market to allow for the commencement of commercial marketing activities. Following the FDA approval of dalbavancin in May 2014, the Company determined the useful life of the asset to be 10 years based largely on the 10-year marketing exclusivity period and reclassified the asset out of in-process research and development and began amortization. The useful life of an intangible asset to an entity is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of that entity. The estimate of an intangible asset’s useful life should be based on relevant factors. After the 10-year marketing exclusivity period, generic drugs, comparable to dalbavancin, will enter the market, reducing our cash flows accordingly. Amortization for the six month period ended June 30, 2014 totaled $0.1 million and the carrying value of the finite-lived intangible asset as of June 30, 2014 was $15.2 million.

Intangible assets with definite useful lives are amortized to their estimated residual values over their estimated useful lives and reviewed for impairment at least annually or if certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment resulted from the Company’s most recent impairment evaluation of this asset as of December 31, 2013.

(j)	Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination accounted for by the acquisition method of accounting and is not amortized, but subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. The Company had goodwill of $5.8 million as of both June 30, 2014 and December 31, 2013. The Company tests its goodwill for impairment annually as of December 31 each year unless indicators, events, or circumstances would require immediate review. No impairment resulted from the Company’s most recent impairment evaluation as of December 31, 2013.

(k)	Property and Equipment

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

(l)	Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

(m)	Operating Leases

Rent expense related to leases is recorded on a straight-line basis over the term of the lease, including any rent free periods. The difference between actual rent payments and straight-line rent expense is recorded as deferred rent and included in other liabilities in the accompanying consolidated balance sheet.

(n)	Research and Development Costs

Research and development costs are expensed as incurred and are primarily comprised of the following types of costs incurred in performing research and development activities:

•	employee-related expenses, including salaries, benefits, travel and share-based compensation expense;

•	external research and development expenses incurred under arrangements with third parties, such as contract research organizations (CROs), manufacturing organizations and consultants, including our scientific advisory board; and

•	facilities and laboratory and other supplies.

(o)	Income Taxes

In accordance with ASC 740, Income Taxes, each interim period is considered integral to the annual period and tax expense is measured using an estimated annual effective tax rate. An entity is required to record income tax expense each quarter based on its annual effective tax rate estimated for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, adjusted for discrete taxable events that occur during the interim period. If, however, the entity is unable to reliably estimate its annual effective tax rate, then the actual effective tax rate for the year-to-date period may be the best annual effective tax rate estimate. For the three and six month periods ended June 30, 2014, the Company utilized the actual year-to-date effective tax rate. See note 8, Income Taxes, for additional information.

(p)	Share-Based Compensation

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

(q)	Warrant Accounting

In connection with the loan agreement with Oxford Finance LLC, or Oxford, discussed in note 5, Long-term Debt, the Company granted warrants for the purchase of the Company’s common stock. In May 2014, Oxford exercised its warrants. The Company accounted for these common stock warrants in accordance with applicable accounting guidance provided in ASC 815-40, Derivatives and Hedging– Contracts in Entity’s Own Equity, as equity instruments based on the specific terms of the warrant agreements.

(r)	Concentrations

The Company maintains cash and cash equivalent balances with financial institutions which, at times, may exceed insurance limits established by the Federal Deposit Insurance Corporation. Management does not consider this to be a significant risk due to the long-standing reputation of these financial institutions.

The Company has entered into agreements with a contract manufacturer to manufacture clinical and commercial supplies of dalbavancin. The Company has also entered into an agreement with a contract manufacturer to supply the drug substance for dalbavancin in the form of injectable grade powder. The loss of either of these suppliers could have a material adverse effect upon the Company’s operations.

(3)	Financial Instruments

The following table presents information about the Company’s financial assets and liability that have been measured at fair value at June 30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation inputs used to determine such fair value (in thousands):

	June 30, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market fund investments	$14,226	$14,226	$—	$—
Available for sale securities:
Federal agency bonds	9,811	9,811	—	—
Corporate commercial paper	4,000	4,000	—	—

Total available for sale securities	$13,811	$13,811	$—	$—

Liabilities:
Contingent liability	$25,000	$—	$—	$25,000

	December 31, 2013
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market fund investments	$27,156	$27,156	$—	$—
Available for sale securities:
Federal agency bonds	14,847	14,847	—	—
Corporate commercial paper	3,998	3,998	—	—
Corporate bonds	4,035	4,035	—	—

Total available for sale securities	$22,880	$22,880	$—	$—

Liabilities:
Contingent liability	$20,889	$—	$—	$20,889

Additional information for the Company’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) was follows (in thousands):

Balance at December 31, 2013	$20,889
Contingent liability expense	4,111
Transfers in and/or out of Level 3	—

Balance at June 30, 2014	$25,000

At June 30, 2014 and December 31, 2013, the balance of the contingent liability, which reflects the fair value of the contingent milestone payment, was $25.0 million and $20.9 million, respectively. The Company’s contingent liability is based on Level 3 inputs within the fair value hierarchy. Fair values determined based on Level 3 inputs use unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. The underlying probability of payment of the contingent liability was 100% and 85% as of June 30, 2014 and December 31, 2013, respectively. The increase in the probability was due to the FDA’s approval on May 23, 2014 of dalbavancin for the treatment of adults with ABSSSI caused by certain susceptible bacteria.

Certain financial instruments reflected in the consolidated balance sheets (for example, cash, accounts payable and certain other liabilities) are recorded at cost, which approximates fair value due to their short-term nature.

All available for sale securities have maturity dates less than one year. As of June 30, 2014, unrealized gains and losses on available for sale securities were immaterial.

(4)	Acquisition – Milestone Payment

In December 2009, the Company acquired the rights to dalbavancin through its acquisition of all of the outstanding shares of capital stock of Vicuron from Pfizer pursuant to a stock purchase agreement (Pfizer Agreement). The Company paid total upfront consideration of $10.0 million for the shares of Vicuron and the dalbavancin inventory to be used in research. In addition, upon the first commercial sale of dalbavancin, which occurred in late July 2014, the Company became required to pay Pfizer an additional milestone payment of $25.0 million. However, under the Company’s credit agreement with PDL discussed in note 5, Long-term Debt, the Company is prohibited from making any payment to Pfizer as long as amounts are outstanding under the Company’s credit agreement with PDL. As allowed under the Pfizer Agreement, the Company plans to defer the milestone payment to Pfizer for a period of up to five years by delivering to Pfizer a promissory note within thirty business days after the first commercial sale of dalbavancin for the full amount of such milestone payment. Interest on the outstanding principal amount of the promissory note will accrue at a rate of 10% per annum, compounded annually.

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

On May 27, 2014, Oxford exercised the warrants to purchase shares of the Company’s common stock on a cashless basis, resulting in issuance of 33,066 shares of our common stock and cancellation of 34,933 shares purchasable under the warrant. As of June 30, 2014, no detachable warrants remained and the Company recorded the common stock issued.

On October 31, 2013, the Company and certain of its subsidiaries entered into a credit agreement with PDL (the PDL credit agreement), pursuant to which the Company’s wholly-owned Dutch subsidiaries borrowed an aggregate principal amount of $25.0 million (the First Tranche) and upon FDA approval of dalbavancin on May 23, 2014, the Company borrowed, as required, an additional aggregate principal amount of $15.0 million (the Second Tranche). The Company may make a one-time election to borrow an additional aggregate principal amount of up to $30.0 million (the Delayed Draw) during the nine month period following May 23, 2014.

The funding of the Delayed Draw is subject to the satisfaction of certain conditions set forth in the PDL credit agreement, including, without limitation, the continued accuracy of representations and warranties, no default or material adverse change having occurred, and the execution and delivery of additional loan documents, if required.

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

The First Tranche bore interest at an annual rate equal to 14.00% prior to May 23, 2014. Currently, each term loan bears interest at an annual rate equal to 12.75%. The credit agreement provides for interest-only payments payable quarterly in arrears through December 31, 2014, and payment of interest and principal in quarterly installments in the amounts specified in the PDL credit agreement starting on March 31, 2015 and continuing quarterly thereafter through September 30, 2018. The final maturity of the loan is October 31, 2018.

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

The net proceeds of the First Tranche were used to repay amounts outstanding under the Oxford loan agreement, including prepayment penalties and fees, and the remainder of the proceeds of the First Tranche has been used for general corporate purposes. The net proceeds of the Second Tranche will be used for general corporate purposes.

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

Also included in common stock at June 30, 2014 were 146,073 common shares issued upon exercise of options and warrants during the six month period ended June 30, 2014 and 16,818 shares of vested restricted stock. There are 3,421 restricted shares unvested as of June 30, 2014.

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

The two stock incentive plans (Incentive Plans) described in this section are the pre-IPO stock incentive plan, as amended (the Incentive Plan), and the Amended and Restated 2012 Stock Incentive Plan (2012 Plan, formerly referred to as the 2012 Stock Incentive Plan). Prior to the Company’s initial public offering, the Company granted awards to eligible participants under the Incentive Plan. Following the initial public offering, the Company grants awards to eligible participants under the 2012 Plan.

Amended and Restated 2012 Stock Incentive Plan (2012 Plan)

In April 2012, the Company’s board of directors and stockholders approved the 2012 Plan. The 2012 Plan was amended and restated in May 2014 following shareholder approval. The 2012 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, and performance awards. As of June 30, 2014, the number of shares of the Company’s common stock reserved for issuance under the 2012 Plan was 2,456,578. This number may increase for the number of shares of the Company’s common stock subject to outstanding awards under the Company’s pre-IPO stock incentive plan, that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right.

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

The outstanding option grants at June 30, 2014 have a term of 10 years and generally vest over periods up to 4 years.

Activity with respect to options was as follows:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life (years)
Outstanding balance, December 31, 2013	2,651,886	$4.26	7.67
Granted	1,106,040	15.21	—
Forfeited or expired	(17,335)	9.73	—
Exercised	(113,007)	1.88	—

Outstanding balance, June 30, 2014	3,627,584	$7.65	8.02

At June 30, 2014, the number of shares exercisable pursuant to outstanding options was 1,744,196, at a weighted average exercise price of $2.82 and a weighted average remaining contractual life of 6.67 years.

The weighted-average grant date fair value of the stock options granted during the six month period ended June 30, 2014 was $8.24 per share. The Company estimated the fair value of options granted during the six month period ended June 30, 2014 using the Black-Scholes option pricing model using the following assumptions:

Six month period ended June 30, 2014
Risk-free interest rate	2.2%-2.25%
Expected volatility	56%
Expected term (years)	7
Expected dividend yield	0%

Share-based compensation expense for stock options granted to employees and directors is based on the estimated grant date fair value of options recognized ratably over the requisite service period, which is the vesting period of the award. The level of forfeitures expected to occur was estimated based on the Company’s historical experience of pre-vesting cancellations for terminated employees.

During the six month period ended June 30, 2014, 113,007 options were exercised resulting in approximately $0.2 million of proceeds to the Company.

Share-based compensation expense totaled $1.0 million and $1.8 million for the three and six month periods ended June 30, 2014, respectively, and $0.7 million and $1.2 million for the three and six month periods ended June 30, 2013, respectively, which is included in research and development and general and administrative expenses in the accompanying consolidated statement of operations. The aggregate intrinsic value of shares outstanding and exercisable was $34.0 million and $24.8 million, respectively, as of June 30, 2014. The intrinsic value was calculated as the difference between the fair value of the underlying common stock as of the respective balance sheet date and the exercise price of the stock options. The total unrecognized share-based compensation cost at June 30, 2014 amounted to $11.2 million, net of forfeitures, which is expected to be recognized over a weighted-average remaining vesting period of approximately 3.22 years.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of June 30, 2014 and 2013, as they would be anti-dilutive.

	June 30,
	2014	2013
Stock options, warrants, and unvested restricted stock	3,631,005	2,614,431

(8)	Income Taxes

The Company has historically computed interim period tax expense by applying its forecasted effective tax rate to year-to-date earnings. However, for the three and six month periods ended June 30, 2014, the Company determined it was unable to reliably estimate its annual effective tax rate due to the effective tax rate being highly sensitive to minor fluctuations in forecasted income. As such, the Company has computed its tax expense for the three month and six month periods ended June 30, 2014 using the actual year-to-date effective tax rate. The effective tax rate for the three and six month periods ended June 30, 2014, was 9.1% and 4.2%. This effective tax rate differs from the federal tax rate of 35% primarily due to the effects of foreign loss that are not benefited, state taxes, foreign rate differential, as well as items that are deductible for books and not U.S. tax. During the three and six months ended June 30, 2014, the Company recorded income tax benefit of $1.8 million and $1.7 million, respectively. The Company recorded income tax expense of $0.2 million and $0.5 million in the three and six month periods ended June 30, 2013, respectively.

The Company is currently being audited by the Internal Revenue Service for the 2012 calendar tax year. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from this examination and we do not anticipate a significant impact to our gross unrecognized tax benefits related to these years.

(9)	Commitments and Contingencies

(a)	Employment Agreements

The Company has employment agreements with certain employees which require the funding of a specified level of payments, if certain events (such as a change in control) or termination without cause occur.

On May 1, 2014, the Company amended its Amended and Restated Employment Agreement dated June 10, 2012, with Michael Dunne, Chief Medical Officer. The amendment removed Section 4.4 (Company Medical Plan) of the Employment Agreement and amended Section 3.1 (Base Salary) to reflect Mr. Dunne’s 2014 base salary of $395,248.

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

The Company has entered into a supply agreement, as amended, with Gnosis Bioresearch srl., or Gnosis, to supply it with the drug substance for dalbavancin in the form of injectable grade powder. Gnosis has agreed to produce a specified percentage of the Company’s worldwide demand for drug substance. Under this agreement, Gnosis is required to manufacture and supply, and the Company is required to purchase specified minimum annual purchase volumes of drug substance at specified prices. The agreement expires on June 12, 2017, subject to automatic renewal for successive two-year periods. The Company has purchase commitments of approximately $28.8 million associated with the first three years of the initial five-year term of the agreement. The Company has agreed with Gnosis to define the purchase commitments for the subsequent two years of the initial term by a date specified in the agreement. As of June 30, 2014, the Company has incurred and paid approximately $6.1 million under the purchase commitments in this contract. The remaining contracted amounts are estimated to be paid in 2015 and 2016. The Company has also identified possible secondary suppliers of drug substance and is currently engaged in a technology transfer process. The Company has entered into agreements with potential secondary suppliers of drug substance to manufacture registration and validation batches. The Company has purchase commitments of up to approximately $7.2 million under these agreements. As of June 30, 2014, we have incurred and paid $0.8 million under these agreements.

The Company has entered into a development and supply agreement with Hospira Worldwide, Inc., or Hospira, for its fill and finish services. Under this agreement, Hospira is required to supply and the Company is required to purchase a specified percentage of its commercial requirements of dalbavancin. The Company was also required to pay Hospira aggregate development fees of approximately $1.7 million based on the occurrence of specified milestone events. Through December 31, 2013, the Company has incurred the full commitment related to the development fee, which has been included in research and development expense in the consolidated statement of operations. The agreement expires five years after the first commercial sale of dalbavancin, subject to an automatic renewal for an indefinite period.

(c)	Leasing Arrangements

On May 27, 2014, the Company entered into a lease for office space in Chicago, Illinois. The Company intends to use the leased premises for corporate and commercial functions. The Company has agreed to pay aggregate rental fees of approximately $7.7 million over the 144 month term. The Company has provided a security deposit in the form of a letter of credit for the benefit of the landlord in the amount of $1.3 million, which amount will be reduced incrementally over the term of the lease.

During 2012, the Company entered into a lease for office space in Chicago, Illinois, which the Company uses for corporate and commercial functions. The Company has agreed to pay aggregate rental fees of approximately $1.2 million over the 65 month term. The Company has provided a security deposit in the form of a letter of credit for the benefit of the landlord in the amount of $0.4 million, which amount will be reduced incrementally over the term of the lease. The Company will sublease this office space in Chicago. Also during 2012, the Company entered into a lease for office space in Branford, Connecticut, which the Company uses for research and development, clinical and regulatory functions. The Company has agreed to pay aggregate rental fees of approximately $1.8 million over the 62 month term. The Company has provided a security deposit in the form of a letter of credit for the benefit of the landlord in the amount of $0.6 million because the landlord financed leasehold improvements in excess of the construction allowance during that period. The amount will be reduced incrementally over the term of the lease.

The letters of credit outstanding are collateralized with certificates of deposit.

As of June 30, 2014, the remaining future commitment under these leases is $10.0 million.

(d)	Contingencies

From time to time, the Company may be involved in various legal actions arising out of the ordinary conduct of business. In the opinion of management, the ultimate disposition of such actions will not materially affect the Company’s consolidated financial position, results of operations or cash flows.

(10)	Subsequent Events

The Company has evaluated subsequent events occurring after the balance sheet date through the date the financial statements were issued. Based on the evaluation, the Company has determined there were no other material events or transactions that require recognition or disclosure in the consolidated financial statements other than described in the immediately following paragraph.

On July 29, 2014, the Company entered into a license agreement and a supply agreement with A.C.R.A.F. S.p.A. (“Angelini”) for the purpose of allowing Angelini to commercialize dalbavancin in 36 countries, including Italy, Spain, Poland, Portugal, Greece, certain specified countries in Eastern Europe, Russia, Turkey and the Commonwealth of Independent States.

In exchange for commercialization rights in its licensed territories, Angelini will pay the Company $15.0 million upfront, $10.0 million upon the first approval of dalbavancin by the European Medicines Agency, and up to $56.5 million in aggregate milestone payments upon the achievement of certain regulatory and commercial milestones. Additionally, the Company will receive royalties on net sales of dalbavancin in the licensed territories, provided that Angelini achieves a specified gross margin.

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

Overview

We are a pharmaceutical company focused on the development and commercialization of new therapeutics for patients with infectious diseases and acute illnesses. We submitted a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, on September 26, 2013 for dalbavancin for the treatment of acute bacterial skin and skin structure infections (ABSSSI) caused by certain susceptible bacteria. On November 25, 2013, the FDA accepted our NDA for priority review with an action date of May 26, 2014. On May 23, 2014, the U.S. Food and Drug Administration (FDA) approved Dalvance™ (dalbavancin) for injection for the treatment of adult patients with acute bacterial skin and skin structure infections (ABSSSI) caused by susceptible Gram-positive bacteria, including methicillin-resistant Staphylococcus aureus (MRSA). Dalvance is the first and only IV antibiotic approved for the treatment of ABSSSI with a two-dose regimen of 1000 mg followed one week later by 500 mg, each administered over 30 minutes. Sales of dalbavancin in the United States commenced in late July 2014. Dalbavancin is designated as a Qualified Infectious Disease Product (QIDP) by the FDA. Dalbavancin’s QIDP designation qualifies it for an additional five years of marketing exclusivity to be added to certain exclusivity periods already provided by the Food, Drug and Cosmetic Act. We have completed two global Phase 3 clinical trials with dalbavancin for the treatment of patients with ABSSSI. We announced the preliminary top line results of our first Phase 3 clinical trial, which we refer to as DISCOVER 1, in December 2012, and our second Phase 3 clinical trial, which we refer to as DISCOVER 2, in February 2013. Based on final data from DISCOVER 1 and DISCOVER 2, or the DISCOVER trials, dalbavancin achieved its primary efficacy endpoint of non-inferiority, which was clinical response at 48 to 72 hours after initiation of therapy, as determined by the cessation of spread of the lesion, as well as the resolution of fever. Dalbavancin also achieved its secondary efficacy endpoint in the DISCOVER trials, which was clinical success at the end of treatment. We expect that this secondary endpoint will be the primary measure of efficacy for regulatory review in Europe. We submitted a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, on November 27, 2013. On December 20, 2013, the EMA accepted our MAA for review. We are directly commercializing dalbavancin in the United States and, if approved in the European Union, we may also directly commercialize dalbavancin in Western Europe with a targeted hospital sales force and may use a variety of types of collaboration arrangements for commercialization in other markets. On July 29, 2014 we entered into a license agreement and a supply agreement with Angelini (A.C.R.A.F. S.p.A.) for the purpose of allowing Angelini to commercialize dalbavancin in certain European markets.

In April 2014, we initiated enrollment in a Phase 3b clinical trial to evaluate the efficacy and safety of a single 1500 mg dose of dalbavancin infused over 30 minutes in adult patients with ABSSSI caused by susceptible Gram-positive bacteria, which we refer to as our single dose study. This Phase 3b multicenter, double-blind, randomized, controlled clinical trial is designed to compare a single dose of dalbavancin with the same two dose, once weekly regimen of dalbavancin that was used in each of the previously conducted Phase 3 clinical trials for dalbavancin. We plan to enroll approximately 410 adult patients with ABSSSI known or suspected to be caused by susceptible Gram-positive bacteria, including methicillin-resistant Staphylococcus aureus, commonly referred to as MRSA. We are randomizing adult patients in the single dose study to receive either one 1500 mg single dose of dalbavancin on day 1 or two doses of dalbavancin, with a 1000 mg dose on day 1 followed by a 500 mg dose on day 8. All doses will be administered over 30 minutes through a peripheral intravenous line. The primary outcome measure for efficacy evaluation will be the percentage of patients in each treatment group who demonstrate a clinical response at 48 to 72 hours after the initiation of therapy with study medication. The study was designed to meet the new standards required by regulatory authorities for antibiotic development in the United States.

We are also currently developing protocols for two additional Phase 3 clinical trials to evaluate efficacy and safety of dalbavancin in patients with pediatric osteomyelitis and with community-acquired pneumonia. We expect both of these trials to begin enrollment in late 2014 to early 2015.

We acquired our rights to dalbavancin through our acquisition of all of the outstanding shares of capital stock of Vicuron Pharmaceuticals Inc., or Vicuron, from Pfizer Inc., or Pfizer, in December 2009. We paid total up-front consideration of $10.0 million for the Vicuron shares and dalbavancin inventory to be used in research. In March 2011, Pfizer refunded to us $6.0 million of the initial purchase price under the terms of our stock purchase agreement, or Pfizer Agreement, based on documentation we provided that supported the position that marketing approval for dalbavancin required more than one new Phase 3 clinical trial. Following the first commercial sale of dalbavancin for the treatment of adult patients with ABSSSI in the United States, which occurred in late July 2014, we became obligated to pay Pfizer an additional milestone payment of $25.0 million. However, pursuant to the Pfizer Agreement, we will elect to defer the milestone payment for a period of up to five years by delivering to Pfizer a promissory note, in late August 2014, for the full amount of such milestone payment. Interest on the outstanding principal amount of the promissory note will accrue at a rate of 10% per annum, compounded annually. Under our credit agreement with PDL BioPharma, Inc., or PDL, discussed in note 5 to our financial statements, Long-term Debt, we are prohibited from making any payment to Pfizer as long as amounts are outstanding under the credit agreement, which we refer to as the PDL credit agreement.

We were incorporated and commenced active operations in the fourth quarter of 2009. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing dalbavancin and building our commercialization and marketing infrastructure.

Through June 30, 2014, we have not generated any revenues. We have financed our operations primarily with net proceeds from private placements of our preferred stock, our initial public offering of common stock, which we closed in July 2012, a secured debt financing, which we completed in March 2013 and refinanced with a new lender in October 2013, and a public offering of our common stock, which we closed in April 2013. As of June 30, 2014, we had a deficit accumulated during the development stage of $207.3 million. Our net loss was $37.9 million for the six month period ended June 30, 2014.

In March 2013, we and certain of our subsidiaries entered into a loan and security agreement, or loan agreement, with Oxford Finance LLC, or Oxford, pursuant to which our wholly-owned Dutch subsidiaries borrowed an aggregate principal amount of $20.0 million. On October 31, 2013, we and certain of our subsidiaries entered into the PDL credit agreement, pursuant to which our wholly-owned Dutch subsidiaries borrowed an aggregate principal amount of $25.0 million, and upon marketing approval of dalbavancin on May 23, 2014 we borrowed, as required, an additional aggregate principal amount of $15 million. Upon the satisfaction of certain conditions to funding set forth in the PDL credit agreement, and for up to nine months following regulatory approval in May 2014, we have the option to borrow an additional aggregate principal amount of up to $30.0 million. Amounts borrowed under the PDL credit agreement are guaranteed by us and certain of our subsidiaries. The loans are secured by a lien on all or substantially all of our assets and all or substantially all of the assets of our subsidiaries (other than Durata Therapeutics Limited), including the pledge of the equity interests in each of our subsidiaries. Pursuant to the PDL credit agreement, in October 2013 we repaid in full amounts outstanding under the Oxford loan agreement, including prepayment penalties and fees, and our arrangement with Oxford was terminated.

In April 2013, we closed a public offering of 8,222,500 shares of common stock at a public offering price of $7.00 per share, including 1,072,500 shares pursuant to the exercise by the underwriters of an over-allotment option. Net proceeds were approximately $54.1 million, after deducting underwriting discounts and commissions but prior to the payment of offering expenses payable by us.

We expect to continue to incur significant expenses particularly as we commercialize dalbavancin, seek marketing approval for product candidates, build our commercial organization, conduct clinical trials for additional indications for dalbavancin, including osteomyelitis, diabetic foot infection and pneumonia, as well as new dosing strategies and formulations, and manufacture product. In addition, based upon the marketing approval of dalbavancin, and if we obtain marketing approval of any other product candidate that we develop, we expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses. Furthermore, we are incurring additional costs associated with operating as a public company. These costs include significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Moreover, additional rules and regulations applicable to public companies will continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

Through June 30, 2014, we have not generated any revenues. Our ability to generate product revenues, will depend heavily on our ability to successfully commercialize dalbavancin.

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

We intend in the future to use our employee and infrastructure resources across multiple research and development projects. We do not allocate employee-related expenses or depreciation to any particular project. To date, the large majority of our research and development work has related to dalbavancin and completing clinical testing to support approval to market dalbavancin for the treatment of adult patients with ABSSSI, which was received in May 2014.

We anticipate that we will continue to incur significant research and development expenses in connection with clinical trials for additional indications and new dosing strategies and formulations for dalbavancin, manufacturing product candidates and with seeking marketing approval for possible other product candidates.

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

A change in the outcome of any of these variables with respect to the development of dalbavancin or any other product candidate that we may develop could mean a significant change in the costs and timing associated with the development of dalbavancin or such product candidate. For example, if the FDA or other regulatory authority were to require us to conduct clinical trials beyond those which we currently anticipate will be required for the completion of clinical development of product candidates or if we experience significant delays in enrollment in any clinical trials of product candidates, we could be required to expend significant additional financial resources and time on the completion of the clinical development.

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

We anticipate that our general and administrative expenses will increase in future periods to support increases in our commercialization activities and research and development and as a result of increased headcount, expanded infrastructure, increased legal, compliance, accounting and investor and public relations expenses associated with being a public company and increased insurance premiums, among other factors.

Acquisition Related Charges, Net

In connection with our acquisition of Vicuron in December 2009, we were required to fair value two contingent payment streams on the closing date of the acquisition. The first related to the $25.0 million milestone payment owed to Pfizer in connection with the first commercial sale of dalbavancin and the other related to the potential refund of $6.0 million of the initial purchase price. We completed an assessment of the probability of the successful clinical development, regulatory approval and commercial sale of dalbavancin in future periods and determined that a liability of $5.8 million should be recorded at December 11, 2009 to reflect the best estimate of additional cash consideration likely to be paid related to the potential $25.0 million milestone payment. We also recorded the fair value of a contingent asset of $0.6 million at December 11, 2009 based on the probability of receiving the potential refund from Pfizer of $6.0 million of the initial purchase price.

Subsequent to the closing date of the acquisition, we measure the contingent consideration arrangements at fair value for each period with changes in fair value recognized in our statement of operations under acquisition related charges, net. Changes in fair value reflect new information about the acquired in-process research and development asset and its progress toward approval, and the passage of time, and therefore ultimately the probability of achieving regulatory approval for dalbavancin. Separately, the possibility of receiving the $6.0 million contingent asset was also reassessed as development efforts continued. We received the $6.0 million contingent receivable in March 2011. In the absence of new information, changes in fair value reflect only the passage of time as development work towards the achievement of the milestones progresses. The balance of the contingent liability consideration, which reflects the fair value of the contingent milestone payment, was $25.0 million as of June 30, 2014 and $20.9 million as of December 31, 2013. We have classified this liability as noncurrent in our consolidated balance sheets, as payment is not expected to occur within twelve months because we intend to take advantage of our right under our arrangement with Pfizer to defer the payment and we are prohibited from making any payment to Pfizer as long as amounts are outstanding under our credit agreement with PDL.

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

Comparison of Three Month Periods Ended June 30, 2014 and 2013

The following table summarizes selected operating expense data for the three month periods ended June 30, 2014 and 2013:

	Three Month Period Ended
(In Thousands)	June 30, 2014	June 30, 2013
Operating Expenses:
Amortization of intangible assets	$127	$—
Research and development expenses	6,186	13,179
General and administrative expenses	11,064	4,514
Acquisition related charges, net	1,413	289

Amortization of intangible assets

We recorded $0.1 million of amortization of intangible assets for the three month period ended June 30, 2014. No amortization had been recorded for the three month period ended June 30, 2013 as the related acquired research and development was still in-process.

Research and Development Expenses

Our research and development work was principally related to the activities associated with seeking approval to market dalbavancin in the United States, which was obtained in May 2014, and to a lesser extent in certain international markets. Such activities also included clinical trial costs, trial product manufacturing and sourcing, manufacturing of product for the anticipated commercialization and regulatory activities related to our NDA and MAA submissions. Research and development expenses for the quarter ended June 30, 2014 were $6.2 million, compared to $13.2 million for the quarter ended June 30, 2013. The $7.0 million decrease was due primarily to the production of active pharmaceutical ingredient in the second quarter of 2013 versus none in the second quarter of 2014 and is partially offset by an increase in costs related to our single dose study and higher payroll expenses as a result of increased headcount to support ongoing development of dalbavancin.

Research and development expenses during the three month periods ended June 30, 2014 and 2013 included the following:

•	CRO and other clinical trial related expenses were $2.3 million for the three month period ended June 30, 2014, representing 37% of total research and development expenses during the period, and were principally comprised of expenses for clinical trial activities, including costs related to our single dose study. CRO and other clinical trial expenses were $3.1 million for the three month period ended June 30, 2013. The decrease of $0.8 million is primarily due to the decrease in clinical trial activities following completion of our DISCOVER trials partially offset by the increase in costs related to our clinical trial activities for our single dose study.

•	Chemistry, manufacturing and control, or CMC, related expenses were $0.4 million for the three month period ended June 30, 2014, representing 7% of total research and development expenses during the period, and were principally comprised of costs related to the manufacturing of product for commercialization. CMC related expenses were $6.8 million for the three month period ended June 30, 2013, and were principally comprised of costs related to manufacture of product for eventual commercialization.

•	Consulting fees were approximately $1.0 million for the three month period ended June 30, 2014, representing 16% of total research and development expenses during the period, and were comprised of $0.3 million for clinical activity consultants, including database, microbiology, toxicology and pharmacology consultants, $0.3 million for regulatory consultants, $0.2 million for CMC consultants and $0.2 million for quality assurance consultants. Consulting fees were $2.0 million for the three month period ended June 30, 2013, and were comprised of $1.2 million for clinical activity consultants, including database, microbiology, toxicology and pharmacology consultants, $0.2 million for regulatory consultants, $0.4 million for CMC consultants and $0.2 million for quality assurance consultants. The decrease of $1.0 million is primarily due to the decrease in clinical trial activities following completion of the DISCOVER trials and the increase in headcount to support ongoing development of dalbavancin.

•	Payroll expenses were $2.5 million for the three month period ended June 30, 2014, representing 40% of total research and development expenses during the period, and were principally comprised of salaries, payroll taxes and benefits for our employees in research and development. We had 44 employees in research and development at June 30, 2014. Payroll expenses for the three month period ended June 30, 2014 also included share-based compensation expense for employees of approximately $0.2 million. We had 20 employees in research and development at June 30, 2013. Payroll expenses for the three month period ended June 30, 2013 were $1.3 million, which included $0.1 million of share-based compensation expense. The increase of $1.2 million is primarily related to increased headcount as we build out our clinical development team to support ongoing development of dalbavancin.

General and Administrative Expenses

Our general and administrative expenses in the three month period ended June 30, 2014 increased $6.6 million to $11.1 million from $4.5 million in the three month period ended June 30, 2013. The increase related to our continued expansion efforts in preparation for the anticipated commercial launch of dalbavancin, which occurred in late July 2014. General and administrative expenses during three month periods ended June 30, 2014 and 2013 included the following:

•	Payroll expenses for the three month period ended June 30, 2014 were $7.1 million, representing 64% of total general and administrative expenses during the period, and were principally comprised of salaries, payroll taxes and benefits for our general and administrative employees. We had 156 employees in general and administrative functions at June 30, 2014 and 38 employees as of June 30, 2013. Payroll expense of a similar nature was $3.0 million for the three month period ended June 30, 2013. Payroll expense for the three month periods ended June 30, 2014 and 2013 included share-based compensation expense for employees of $0.7 million and $0.5 million, respectively. The increase of $4.1 million is primarily due to increased headcount as we progressed toward commercialization.

•	Professional fee expenses for the three month period ended June 30, 2014 were $0.3 million, representing 3% of total general and administrative expenses during the period, and were principally comprised of fees for legal services. Professional fee expense of a similar nature was $0.2 million for the three month period ended June 30, 2013.

•	Consulting fees for the three month period ended June 30, 2014 were $2.5 million, representing 22% of total general and administrative expenses during the period, and were principally comprised of activities related to the anticipated commercialization of dalbavancin. Consulting fees also included expenses related to tax services, business development, public relations, audit and public reporting fees, and research projects for our medical affairs and commercial departments. Consulting fees were $0.7 million for the three month period ended June 30, 2013. The increase of $1.8 million is due to costs associated with the advancement of our commercial planning activities.

•	Occupancy and other operating expenses for the three month period ended June 30, 2014 were $1.0 million, representing 9% of total general and administrative expenses during the period, and were principally comprised of rent, utilities, insurance, office and other expenses. Occupancy and other operating expense of a similar nature was $0.5 million for the three month period ended June 30, 2013.

•	Non-employee compensation expense for the three month period ended June 30, 2014 was $0.2 million, representing 2% of total general and administrative expense during the period, and included board of director fees and expense related to non-employee director stock option awards. Non-employee compensation expense for the three month period ended June 30, 2013 was approximately $0.1 million and included board of director fees and expense related to non-employee director stock option awards.

Acquisition Related Charges, Net

For the three month period ended June 30, 2014, acquisition related charges, net principally consisted of the change in probability of the contingent liability related to the $25.0 million milestone payment that became due upon the first commercial sale of dalbavancin. However, under our credit agreement with PDL discussed in note 5 to our financial statements, Long-term Debt, we are prohibited from making any payment to Pfizer as long as amounts are outstanding under our credit agreement with PDL. Pursuant to the terms of the Pfizer Agreement, we will deliver to Pfizer a promissory note in an aggregate principal amount of $25.0 million representing the amount of such milestone payment during August 2014. The contingent liability increased by $1.4 million for the three month period ended June 30, 2014 and $0.3 million for the three month period ended June 30, 2013, which was recorded as a charge to acquisition related charges, net. The increase during the three month period ended June 30, 2014 is due to the FDA’s approval of dalbavancin for the treatment of adult patients with ABSSSI on May 23, 2014.

Income Taxes

We have historically computed interim period tax expense by applying the forecasted effective tax rate to year-to-date earnings. However, for the three month period ended June 30, 2014 we determined we were unable to reliably estimate our annual effective tax rate due to the effective tax rate being highly sensitive to minor fluctuations in forecasted income. As such, we have computed the U.S. and foreign tax expense for the three month period ended June 30, 2014 using the actual year-to-date effective tax rate. The effective tax rate for the three month period ended June 30, 2014 was 9.1%. This effective tax rates differ from the federal tax rate of 35% primarily due to the effects of foreign losses that are not benefited, state taxes, foreign rate differential, as well as items that are deductible for books and not U.S. tax. We recorded income benefit of $1.8 million in the three month period ended June 30, 2014, and income tax expense of $0.2 million in the three month period ended June 30, 2013.

Interest Expense

Interest expense recorded in the three month period ended June 30, 2014 consisted of interest incurred and amortization of fees related to our credit agreement with PDL. For the three month period ended June 30, 2013, interest expense consisted of interest incurred and amortization of debt discount and debt financing fees related to the debt financing completed in March 2013.

Results of Operations

Comparison of Six Month Periods Ended June 30, 2014 and 2013

The following table summarizes selected operating expense data for the six month periods ended June 30, 2014 and 2013:

	Six Month Period Ended
(In Thousands)	June 30, 2014	June 30, 2013
Operating Expenses:
Amortization of intangible assets	$127	$—
Research and development expenses	15,194	24,271
General and administrative expenses	18,302	8,565
Acquisition related charges, net	4,111	573

Amortization of intangible assets

We recorded $0.1 million of amortization of intangible assets for the six month period ended June 30, 2014. No amortization had been recorded for the six month period ended June 30, 2013 as the related acquired research and development was still in process.

Research and Development Expenses

Our research and development work was principally related to the activities associated with seeking approval to market dalbavancin in the United States, which was obtained in May 2014, and to a lesser extent in certain international markets. Such activities include clinical trial costs, trial product manufacturing and sourcing, manufacturing of product for the anticipated commercialization and regulatory activities related to our NDA and MAA submissions. Research and development expenses for the six month period ended June 30, 2014 were $15.2 million, compared to $24.3 million for the six month period ended June 30, 2013. The $9.1 million decrease was due primarily to the production of active pharmaceutical ingredient in the second quarter of 2013 versus none in the second quarter of 2014 and is partially offset by an increase in costs related to our single dose study and higher payroll expenses as a result of increased headcount to support ongoing development of dalbavancin.

Research and development expenses during the six month periods ended June 30, 2014 and 2013 included the following:

•	CRO and other clinical trial related expenses were $4.6 million for the six month period ended June 30, 2014, representing 30% of total research and development expenses during the period, and were principally comprised of expenses for clinical trial activities, including costs related to our single dose study. CRO and other clinical trial expenses were $7.9 million for the six month period ended June 30, 2013. The decrease of $3.3 million is primarily due to the decrease in clinical trial activities following completion of our DISCOVER trials, partially offset by the increase in costs related to our clinical trial activities for our single dose study.

•	Chemistry, manufacturing and control, or CMC, related expenses were $3.4 million for the six month period ended June 30, 2014, representing 22% of total research and development expenses during the period, and were principally comprised of costs related to the manufacturing of product for commercialization. CMC related expenses were $9.9 million for the six month period ended June 30, 2013, and were principally comprised of costs related to the production of API in anticipation of commercialization.

•	Consulting fees were approximately $2.4 million for the six month period ended June 30, 2014, representing 16% of total research and development expenses during the period, and were comprised of $0.8 million for clinical activity consultants, including database, microbiology, toxicology and pharmacology consultants, $0.8 million for regulatory consultants, $0.3 million for CMC consultants and $0.5 million for quality assurance consultants. Consulting fees were $3.8 million for the six month period ended June 30, 2013, and were comprised of $2.3 million for clinical activity consultants, including database, microbiology, toxicology and pharmacology consultants, $0.4 million for regulatory consultants, $0.7 million for CMC consultants and $0.4 million for quality assurance consultants. The decrease of $1.4 million is primarily due to the decrease in clinical trial activities following completion of the DISCOVER trials and the increase in headcount to support ongoing development of dalbavancin.

•	Payroll expenses were approximately $4.8 million for the six month period ended June 30, 2014, representing 32% of total research and development expenses during the period, and were principally comprised of salaries, payroll taxes and benefits for our employees in research and development. Payroll expenses for the six month period ended June 30, 2014 also included share-based compensation expense for employees of approximately $0.4 million. Payroll expenses for the six month period ended June 30, 2013 were $2.7 million, which included $0.2 million of share-based compensation expense. The increase of $2.1 million is primarily related to increased headcount as we build out our clinical development team to support ongoing development of dalbavancin.

General and Administrative Expenses

Our general and administrative expenses in the six month period ended June 30, 2014 increased $9.7 million to $18.3 million from $8.6 million in the six month period ended June 30, 2013. The increase related to our continued expansion efforts in preparation for the anticipated commercial launch of dalbavancin. General and administrative expenses during the six month periods ended June 30, 2014 and 2013 included the following:

•	Payroll expenses for the six month period ended June 30, 2014 were $11.6 million, representing 64% of total general and administrative expenses during the period, and were principally comprised of salaries, payroll taxes and benefits for our general and administrative employees. Payroll expense of a similar nature was $5.3 million for the six month period ended June 30, 2013. Payroll expense for the six month periods ended June 30, 2014 and 2013 included share-based compensation expense for employees of $1.2 million and $0.9 million, respectively. The increase of $6.3 million is primarily due to increased headcount as we progressed toward commercialization.

•	Professional fee expenses for the six month period ended June 30, 2014 was $0.6 million, representing 3% of total general and administrative expenses during the period, and was principally comprised of fees for legal services. Professional fee expense of a similar nature was $0.6 million for the six month period ended June 30, 2013.

•	Consulting fees for the six month period ended June 30, 2014 were $3.9 million, representing 21% of total general and administrative expenses during the period, and were principally comprised of activities related to the anticipated commercialization of dalbavancin. Consulting fees also included expenses related to tax services, business development, public relations, audit and public reporting fees, and research projects for our medical affairs and commercial departments. Consulting fees were $1.4 million for the six month period ended June 30, 2013. The increase of $2.5 million is due to costs associated with the advancement of our commercial planning activities.

•	Occupancy and other operating expenses for the six month period ended June 30, 2014 were $1.8 million, representing 10% of total general and administrative expenses during the period, and were principally comprised of rent, utilities, insurance, office and other expenses. Occupancy and other operating expense of a similar nature was $1.1 million for the six month period ended June 30, 2013.

•	Non-employee compensation expense for the six month period ended June 30, 2014 was $0.4 million, representing 2% of total general and administrative expense during the period, and included board of director fees and expense related to non-employee director stock option awards. Non-employee compensation expense for the six month period ended June 30, 2013 was approximately $0.2 million and included board of director fees and expense related to non-employee director stock option awards.

Acquisition Related Charges, Net

For the six month period ended June 30, 2014, acquisition related charges, net principally consisted of the change in probability of the contingent liability related to the $25.0 million milestone payment that became due upon the first commercial sale of dalbavancin. However, under our credit agreement with PDL discussed in note 5 to our financial statements, Long-term Debt, we are prohibited from making any payment to Pfizer as long as amounts are outstanding under our credit agreement with PDL. Pursuant to the terms of the Pfizer Agreement, we will deliver to Pfizer a promissory note in an aggregate principal amount of $25.0 million representing the amount of such milestone payment during August 2014. The contingent liability increased by $4.1 million for the six month period ended June 30, 2014 and $0.6 million for the six month period ended June 30, 2013, which was recorded as a charge to acquisition related charges, net. The increase during the six month period ended June 30, 2014 is due to the FDA’s approval of dalbavancin for the treatment of adult patients with ABSSSI on May 23, 2014.

Income Taxes

We have historically computed interim period tax expense by applying the forecasted effective tax rate to year-to-date earnings. However, for the six month period ended June 30, 2014, we determined we were unable to reliably estimate our annual effective tax rate due to the effective tax rate being highly sensitive to minor fluctuations in forecasted income. As such, we have computed the U.S. and foreign tax expense for the six month period ended June 30, 2014, using the actual year-to-date effective tax rate. The effective tax rate for the six month period ended June 30, 2014 was 4.2%. This effective tax rates differ from the federal tax rate of 35% primarily due to the effects of foreign losses that are not benefited, state taxes, foreign rate differential, as well as items that are deductible for books and not U.S. tax. We recorded income tax benefit of $1.7 million for the six month period ended June 30, 2014, and income tax expense of $0.5 million in the six month period ended June 30, 2013.

Liquidity and Capital Resources

Sources of Liquidity

Through June 30, 2014, we have not generated any revenues and have financed our operations primarily with proceeds from private placements of our preferred stock, our initial public offering of common stock, which we closed in July 2012, a secured debt financing, which we completed in March 2013 and refinanced with a new lender in October 2013, and a public offering of our common stock, which we closed in April 2013. As of June 30, 2014, we had cash and cash equivalents totaling $20.9 million and short-term investments of $13.8 million. We primarily invest our cash and cash equivalents in money market funds. The following table summarizes our cash flow activity for the six month periods ended June 30, 2014 and 2013:

	Six Month Period Ended
(In Thousands)	June 30, 2014	June 30, 2013
Net cash used in operating activities	$(39,031)	$(34,274)
Net cash provided by (used in) investing activities	$7,902	$(9,761)
Net cash provided by financing activities	$15,176	$73,162

Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The increase in net cash used in operating activities in the six month period ended June 30, 2014 was primarily related to the increase in general and administrative costs as we continued expansion efforts in preparation for the anticipated commercial launch of dalbavancin, partially offset by a decrease in research and development expenses following the completion of the DISCOVER trials, as discussed above under results of operations.

Investing Activities

Net cash provided by investing activities during the six month period ended June 30, 2014 was primarily related to proceeds from the sale of short-term investments, partially offset by the addition of a certificate of deposit held by our bank as collateral for an irrevocable standby letter of credit issued in connection with one of our office leases. Net cash used by investing activities during the six month period ended June 30, 2013 was primarily related to cash invested in short-term investments, the purchase of property and equipment and an increase in our certificate of deposit held by the bank as collateral for an irrevocable standby letter of credit issued in connection with one of our office leases.

Financing Activities

Net cash provided by financing activities for the six month period ended June 30, 2014 was principally the result of cash received from the receipt of the obligatory Second Tranche Milestone funding as part of our credit agreement with PDL, and cash received from stock option exercises. Net cash provided by financing activities for the six month period ended June 30, 2013 was principally the result of the $54.1 million of net proceeds from the public offering that we closed in April 2013 and the proceeds from the $20.0 million secured debt financing that we closed in March 2013, partially offset by financing fees and expenses of $1.0 million that we paid in connection with these two financings.

Funding Requirements

We anticipate that we will continue to incur significant expenses in connection with marketing our products, seeking marketing approval for product candidates, developing our commercial organization, conducting clinical trials for additional indications for dalbavancin, including osteomyelitis, diabetic foot infection and pneumonia, as well as new dosing strategies and formulations, and manufacturing product. In addition, in connection with obtaining regulatory approval and commercializing dalbavancin, we expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses. Our expenses also will increase if and as we:

•	maintain, expand and protect our intellectual property portfolio;

•	in-license or acquire other products and technologies;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

We estimate that our existing cash and cash equivalents and short-term investments and other sources of liquidity discussed will be sufficient to support our current and projected funding requirements for at least the next twelve months. We estimate that such funds will be sufficient to enable us to commercially launch dalbavancin for the treatment of patients with ABSSSI in the United States and to seek marketing approval for dalbavancin in the European Union. Additionally, we estimate the funds will be sufficient to explore the development of dalbavancin for additional indications and new dosing strategies and formulations. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. This estimate is based on a number of assumptions and gives effect to our election to defer for a period of up to five years payment of the $25.0 million milestone that we became obligated to pay to Pfizer upon the first commercial sale of dalbavancin by delivering to Pfizer a promissory note for such amount, which we intend to do during August 2014. We also are prohibited from paying the $25.0 million milestone payment to Pfizer as long as amounts are outstanding under our current credit agreement with PDL. Interest on the outstanding principal amount of the promissory note will accrue at a rate of 10% per annum, compounded annually. Our future capital requirements will depend on many factors, including:

•	the costs of commercialization activities for dalbavancin, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	revenue received from commercial sales of dalbavancin;

•	the costs of developing dalbavancin for additional indications and new dosing strategies and formulations;

•	the costs, timing and outcome of regulatory review of dalbavancin;

•	our ability to establish collaborations on favorable terms, if at all;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the extent to which we in-license or acquire other products and technologies; and

•	the scope, progress, results and costs of product development for our product candidates.

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

As of June 30, 2014, we do not have any committed external source of funds other than our credit agreement with PDL, which includes a $30.0 million delayed draw, receipt of which funds is subject to the satisfaction of certain conditions set forth in the PDL credit agreement. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

Pursuant to the PDL credit agreement, upon marketing approval of dalbavancin in the United States on May 23, 2014, the Company borrowed, as required, an aggregate principal amount of $15.0 million from PDL.

Pursuant to the Pfizer Agreement, we will deliver to Pfizer a promissory note in an aggregate principal amount of $25.0 million representing the amount of the milestone payment owed to Pfizer as a result of the first commercial sale of dalbavancin for the treatment of ABSSSI.

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

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents and available for sale securities of $34.7 million and $59.7 million as of June 30, 2014 and December 31, 2013, respectively. Our current investment policy is to invest our cash in a variety of financial instruments, principally deposits, securities issued by the U.S. government and its agencies, corporate fixed income, and money market instruments. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs, and fiduciary control of cash and investments. We seek to maximize income from our investments without assuming significant risk.

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

We contract with CROs and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of June 30, 2014 and December 31, 2013, substantially all of our liabilities were denominated in the U.S. dollar.

Our long-term debt obligation to PDL BioPharma, Inc. bears interest at a fixed rate and therefore we do not have exposure to changes in interest rates on borrowings under this facility.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the six months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A.	Risk Factors

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for at least the next few years and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $37.9 million for the six month period ended June 30, 2014 and $62.1 million for the year ended December 31, 2013. As of June 30, 2014, we had a deficit accumulated during the development stage of $207.3 million. Through June 30, 2014, we have not generated any revenues. We have financed our operations primarily through private placements of our preferred stock, our initial public offering of common stock, which we closed in July 2012, a secured debt financing, which we completed in March 2013 and refinanced with a new lender in October 2013, and a public offering of our common stock, which we closed in April 2013. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and operating losses for at least the next few years. The net losses we incur may fluctuate significantly from quarter to quarter.

We anticipate that we will continue to incur significant expenses in connection with commercializing our products, seeking marketing approval for product candidates, building our commercial organization, conducting clinical trials for additional indications for dalbavancin, including osteomyelitis, diabetic foot infection and pneumonia, as well as new dosing strategies and formulations, and manufacturing product. In April 2014, we initiated enrollment in a Phase 3b clinical trial to evaluate the efficacy and safety of a single 1500 mg dose of dalbavancin infused over 30 minutes in adult patients with ABSSSI caused by susceptible Gram-positive bacteria, which we refer to as our single dose strategy. We are also currently developing protocols for two additional Phase 3 clinical trials to evaluate the efficacy and safety of dalbavancin in patients with pediatric osteomyelitis and with community-acquired pneumonia. We expect both of these trials to begin enrollment in late 2014 to early 2015. In addition, in connection with commercializing dalbavancin, we expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses. Our expenses also will increase if and as we:

•	maintain, expand and protect our intellectual property portfolio;

•	in-license or acquire other products and technologies;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we successfully commercialize dalbavancin. This will require us to be successful in a range of challenging activities, including:

•	protecting our rights to our intellectual property portfolio related to dalbavancin;

•	contracting for the manufacture of commercial quantities of dalbavancin;

•	obtaining marketing approval for dalbavancin in the European market; and

•	developing sales, marketing and distribution capabilities to effectively market and sell dalbavancin in the United States and possibly Western Europe.

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

We are an early-stage company. We were incorporated and commenced active operations in the fourth quarter of 2009. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing dalbavancin and building our commercial and marketing infrastructure. We have not yet demonstrated our ability to manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We expect to continue to incur significant expenses in connection with our ongoing activities, particularly as we seek additional marketing approvals for dalbavancin, including from the EMA, develop our commercial organization, conduct clinical trials for additional indications for dalbavancin, including osteomyelitis, diabetic foot infection and pneumonia, as well as new dosing strategies and formulations, and possibly other product candidates, and manufacture product. In addition, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Furthermore, we are incurring additional costs associated with operating as a public company. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any current or future commercialization efforts.

We estimate that our existing cash and cash equivalents and short-term investments and other sources of liquidity discussed will be sufficient to support our current and projected funding requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. This estimate gives effect to our election to defer for a period of up to five years payment of the $25.0 million milestone that we became obligated to pay to Pfizer upon the first commercial sale of dalbavancin by delivering to Pfizer a promissory note for such amount, which we intend to do during August 2014. We also are prohibited from paying the $25.0 million milestone payment to Pfizer as long as amounts are outstanding under our current credit agreement with PDL BioPharma, Inc., or PDL. Interest on the outstanding principal amount of the promissory note to Pfizer will accrue at a rate of 10% per annum, compounded annually. Our future capital requirements will depend on many factors, including:

•	the costs of commercialization activities for dalbavancin, including the costs and timing of developing product sales, marketing, distribution and manufacturing capabilities;

•	revenue received from commercial sales of dalbavancin;

•	the costs of developing dalbavancin for additional indications and new dosing strategies and formulations;

•	the costs, timing and outcome of regulatory review of dalbavancin;

•	our ability to establish collaborations on favorable terms, if at all;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property-related claims;

•	the extent to which we in-license or acquire other products and technologies; and

•	the scope, progress, results and costs of product development for our product candidates.

Conducting clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and, even if regulatory approval is obtained, we may never achieve commercial success. Accordingly, we may need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. As of June 30, 2014, we do not have any committed external source of funds other than amounts available pursuant to our credit agreement with PDL, receipt of which funds is subject to the satisfaction of certain conditions set forth in the PDL credit agreement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the stock ownership interest of our stockholders will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our existing indebtedness and the pledge of our assets as collateral limit our ability to obtain additional debt financing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

In March 2013, we and certain of our subsidiaries entered into a loan and security agreement, or loan agreement, with Oxford Finance LLC, or Oxford, pursuant to which, subject to the conditions to borrowing thereunder, our wholly-owned Dutch subsidiaries borrowed an aggregate principal amount of $20.0 million. On October 31, 2013, we and certain of our subsidiaries entered into a credit agreement with PDL, pursuant to which our wholly-owned Dutch subsidiaries borrowed an aggregate principal amount of $25.0 million, which we refer to as the PDL credit agreement. Following FDA approval of dalbavancin on May 23, 2014, the Company borrowed, as required, an additional $15.0 million, and may, upon the satisfaction of certain conditions to the funding set forth in the credit agreement, borrow an additional aggregate principal amount of up to $30.0 million within nine months of the FDA approval date. Pursuant to the credit agreement, we repaid in full amounts outstanding under the Oxford loan agreement, including prepayment penalties and fees.

Amounts borrowed under the PDL credit agreement are guaranteed by us and certain of our subsidiaries. The loans are secured by a lien on all or substantially all of our assets and all or substantially all of the assets of our subsidiaries (other than Durata Therapeutics Limited), including the pledge of the equity interests in each of our subsidiaries.

We could in the future incur additional indebtedness beyond amounts currently outstanding under the PDL credit agreement. Our debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

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

Risks Related to Product Development and Commercialization

We currently depend entirely on the success of dalbavancin, for the treatment of adult patients with ABSSSI. If we are not successful with the commercialization of dalbavancin or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of dalbavancin for the treatment of adult patients with ABSSSI. Our ability to generate product revenues will depend heavily on our ability to successfully commercialize dalbavancin. On May 23, 2014, the FDA approved dalbavancin for the treatment of adult patients with ABSSSI. Sales of dalbavancin in the United States commenced in late July 2014. We also submitted a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, on November 27, 2013. On December 20, 2013, the EMA accepted our MAA for review. The success of dalbavancin will depend on several factors, including the following:

•	launching commercial sales of dalbavancin, whether alone or in collaboration with others;

•	acceptance of dalbavancin, by patients, the medical community and third-party payors;

•	effectively competing with other therapies including new entrants;

•	making arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity;

•	a continued acceptable safety profile of dalbavancin;

•	protecting our rights in our intellectual property portfolio; and

•	receipt of marketing approvals from additional regulatory authorities.

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

Dalbavancin or any other product candidate that we develop may fail to achieve the degree of market acceptance by physicians,  patients, third-party payors and others in the medical community necessary for commercial success and the market opportunity  for dalbavancin may be smaller than we estimate.

Dalbavancin or any other product candidate that we develop may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current treatments for ABSSSI, including generic options, are well established in the medical community, and doctors may continue to rely on these treatments. If dalbavancin does not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of dalbavancin or any other product candidate that we develop, if approved for commercial sale, will depend on a number of factors, including:

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

If we are unable to establish sales and marketing capabilities or enter into sales and marketing agreements with third parties, we may not be successful in commercializing dalbavancin or any other product candidate that we develop when and if the product candidate is approved.

We have limited experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for dalbavancin or any other approved product, we must continue to develop a sales and marketing organization or outsource these functions to third parties. Ultimately, we expect that our commercial organization in the United States, and possibly Western Europe, will include a targeted hospital sales force, a marketing and medical affairs staff, a reimbursement support team, and a national accounts team. Although we are currently evaluating our commercialization strategy outside the United States and Western Europe, we expect that we would commercialize dalbavancin in other markets through a variety of types of collaboration arrangements with leading pharmaceutical and biotechnology companies. On July 29, 2014 we entered into a license agreement and a supply agreement with Angelini (A.C.R.A.F. S.p.A.) for the purpose of allowing Angelini to commercialize dalbavancin in certain European markets.

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

Factors that may inhibit our efforts to commercialize our products on our own include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe our products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with developing an independent sales and marketing organization.

If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues to us are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our products or product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our products or product candidates.

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

There are a variety of available therapies marketed for the treatment of ABSSSI. Some of these drugs are branded and subject to patent protection, and others, including vancomycin, are available on a generic basis. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. Dalbavancin is priced at a significant premium over vancomycin and other competitive generic products. This may make it difficult for us to replace existing therapies with dalbavancin.

There are also a number of products recently approved or in clinical development by third parties to treat ABSSSI. These companies include pharmaceutical companies, biotechnology companies, and specialty pharmaceutical and generic drug companies of various sizes, such as The Medicines Company, Cubist Pharmaceuticals, Inc. (through its acquisition of Trius Therapeutics, Inc.), Cempra, Inc., Melinta Therapeutics, Inc. (formerly Rib-X Pharmaceuticals, Inc.), Paratek Pharmaceuticals, Inc., Nabriva Therapeutics AG, Tetraphase Pharmaceuticals, Inc. and Furiex Pharmaceuticals, Inc. Our competitors may develop products that are more effective, safer, more convenient or less costly than dalbavancin or that would render dalbavancin obsolete or non-competitive.

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

Dalbavancin or any other product candidate that we commercialize may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

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

Our ability to successfully commercialize dalbavancin or any other product candidate also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will cover and pay for and, in doing so, establish payment levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of payment for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for dalbavancin or any other product that we commercialize and, if reimbursement is available, the level of payment. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

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

If clinical trials of the product candidates that we develop fail to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of the product candidates.

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

If we are required to conduct additional clinical trials or other testing of product candidates that we develop beyond those that we contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

If serious adverse or inappropriate side effects are identified during the development of our product candidates, or following their approval and commercialization, we may need to abandon or limit our development or marketing of such product or product candidate.

It is impossible to predict when or if any product or product candidate that we develop will prove effective or safe in humans or will receive marketing approval, and it is impossible to ensure that safety or efficacy issues will not arise following marketing approval. If our products or product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development, limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective or suspend or cease marketing of our approved products, and we may become subject to significant liabilities. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause side effects that prevented further development of the compound or resulted in their withdrawal from the market.

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

Our inability to enroll a sufficient number of patients for our clinical trials could result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

Product liability lawsuits against us could divert our resources, cause us to incur substantial liabilities and limit commercialization of any  products that we may develop.

We face an inherent risk of product liability exposure related to the testing of dalbavancin and any other product candidate that we develop in human clinical trials and will face an even greater risk as we commercially sell any products that we develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

We currently hold $20 million in product liability insurance coverage, which may not be adequate to cover all liabilities that we may incur. We will need to increase our insurance coverage as we begin commercializing dalbavancin or any other product candidate that receives marketing approval. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Risks Related to Our Dependence on Third Parties

We contract with third parties for the manufacture of dalbavancin for commercialization and for clinical trials and commercialization of any other product candidates that we develop. This reliance on third parties increases the risk that we will not have sufficient quantities of our products or product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our commercialization efforts.

We do not currently own or operate manufacturing facilities for the production of commercial or clinical quantities of dalbavancin and have limited personnel with manufacturing experience. We currently rely on and expect to continue to rely on third-party contract manufacturers to manufacture commercial quantities and clinical supplies of dalbavancin and other drug substances and drug product candidates when and if approved for marketing by applicable regulatory authorities.

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

Dalbavancin or any other product that we develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Any performance failure on the part of our existing or future manufacturers could adversely affect future revenue, clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance for dalbavancin or for fill-finish services. If either of our existing manufacturers should become unavailable to us for any reason, we believe that there are a number of potential replacements, although we might incur some delay in identifying or qualifying such replacements.

Our current and anticipated future dependence upon others for the manufacture of dalbavancin and any other product candidate or product that we develop may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

We expect to depend on collaborations with third parties for the development and commercialization of our products and product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these products and product candidates.

Although we expect to commercialize dalbavancin ourselves in the United States and possibly Western Europe, we intend to seek to commercialize dalbavancin through a variety of types of collaboration arrangements in other markets, including Eastern Europe and Asia. In addition, we may seek third-party collaborators for development and commercialization of other product candidates. Our likely collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangement. However, if we do enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our products and product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Collaborations involving our products and product candidates would pose the following risks to us:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•	collaborators may not pursue development and commercialization of our products and product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

•	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•	a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;

•	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;

•	disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable products and product candidates.

Collaboration agreements may not lead to development or commercialization of products and product candidates in the most efficient manner or at all. If a collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated. On July 29, 2014 we entered into a license agreement and a supply agreement with Angelini (A.C.R.A.F. S.p.A.) for the purpose of allowing Angelini to commercialize dalbavancin in certain European markets.

If we are not able to establish collaborations, we may have to alter our development and commercialization plans.

The commercialization of dalbavancin and the development and potential commercialization of other product candidates will require substantial additional cash to fund expenses. For some of our products and product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those products and product candidates. For example, we intend to seek to commercialize dalbavancin through a variety of types of collaboration arrangements outside the United States and Western Europe.

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

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our products and product candidates or bring them to market and generate product revenue.

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

Risks Related to Regulatory Approval and Other Legal Compliance Matters

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize  product candidates that we develop, and our ability to generate revenue will be materially impaired.

Our product candidates, including dalbavancin, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate, and approved products are subject to continual review by the FDA. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and rely on third-party contract research organizations to assist us in this process. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing FDA approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA. The FDA or other regulatory authorities may determine that any product candidate that we develop is not effective, or is only moderately effective, or has undesirable or unintended side effects, toxicities, safety profile or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use.

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

For example, between 2005 and 2007, the FDA issued three approvable letters relating to the NDA filed in December 2004 for dalbavancin, and in September 2008, Pfizer globally withdrew all marketing applications for dalbavancin. In general, approvable letters identify issues that must be addressed in order to obtain approval of a pending NDA. The first two approvable letters raised, in part, open items on the manufacturing process of dalbavancin. After addressing the first approvable letter by making changes to the manufacturing process, Pfizer made additional changes to the manufacturing process, resulting in a second approvable letter. The dalbavancin API manufacturing process is complicated and the Gnosis facility has only made a small amount in the past two to five years. We have worked closely with Gnosis and several consultants on the process to obtain the data required for our NDA. During the FDA’s review of our NDA, we submitted additional data from Gnosis manufactured batches as the data became available. The third approvable letter to Pfizer in part requested that Pfizer justify the non-inferiority margin used for the then-current Phase 3 clinical trial comparing dalbavancin and cefazolin. On May 23, 2014, the FDA granted approval of dalbavancin for the treatment of adult patients with ABSSSI.

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

If we experience delays in obtaining approval or if we fail to obtain approval of any product candidate that we develop, the commercial prospects for the product candidate may be harmed and our ability to generate revenues will be materially impaired.

Failure to obtain marketing approval in international jurisdictions would prevent our product candidates from being marketed abroad.

In order to market and sell dalbavancin and any other product candidate that we develop in the European Union and many other jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We submitted an MAA to the EMA on November 27, 2013. On December 20, 2013, the EMA accepted our MAA for review. However, we may not be able to file for marketing approvals in other jurisdictions and may not receive necessary approvals to commercialize our products in any market outside the United States.

Dalbavancin and any other product candidate for which we obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

Dalbavancin and any other product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance, complaints and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or may be subject to significant conditions of approval, or may impose requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling and regulatory requirements. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we do not restrict the marketing of our products only to their approved indications, we may be subject to enforcement action for off-label marketing.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates that we develop, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates, including dalbavancin, for which we obtain marketing approval.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. In November 2012, the FDA designated dalbavancin as a QIDP. This designation provides ten years of exclusivity in the United States.

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

Proprietary names must be approved by the FDA, regardless of whether we have registered the name with the U.S. Patent and Trademark Office, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable proprietary product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. Dalvance has been approved by the FDA for use with dalbavancin in the United States as of May 23, 2014. We have also proposed potential proprietary names in Europe. We have not yet proposed a proprietary name for dalbavancin in any jurisdiction other than the United States and Europe.

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

A substantial portion of our outstanding common stock can be traded without restriction at any time, and some of the shares which are currently restricted as a result of securities laws will be able to be sold, subject to any applicable volume limitations under federal securities laws with respect to affiliate sales, in the near future. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of July 31, 2014, we had outstanding 26,777,391 shares of common stock. In addition, holders of an aggregate of 9,537,533 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On May 27, 2014, Oxford Finance LLC exercised the warrants to purchase shares of our common stock on a cashless basis, resulting in issuance of 33,066 shares of our common stock and cancellation of 34,933 shares purchasable under the warrant.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.

Item 5.	Other Information.

Pursuant to the our credit agreement with PDL BioPharma, Inc., or PDL, which we refer to as the PDL credit agreement, upon marketing approval of dalbavancin in the United States on May 23, 2014, the Company borrowed, as required, an aggregate principal amount of $15.0 million from PDL. Amounts borrowed under the PDL credit agreement are guaranteed by us and certain of our subsidiaries. The loans and the guarantee obligations are secured by a lien on all or substantially all of our assets and all or substantially all of the assets of our subsidiaries (other than Durata Therapeutics Limited), as applicable, including the pledge of the equity interests in each of our direct and indirect subsidiaries to secure the applicable loan and guarantee obligations. Currently, each term loan under the PDL credit agreement bears interest at an annual rate equal to 12.75%. The PDL credit agreement provides for interest-only payments payable quarterly in arrears through December 31, 2014, and payment of interest and principal in quarterly installments in the amounts specified in the PDL credit agreement starting on March 31, 2015 and continuing quarterly thereafter through September 30, 2018. The final maturity is October 31, 2018. The PDL credit agreement also contains certain representations, warranties and covenants (including maintaining liquidity of at least $2 million) applicable to us and our subsidiaries. The PDL credit agreement contains certain events of default. The obligations under the PDL credit agreement and the related loan documents may, at PDL’s option, be accelerated upon the occurrence of certain events of default, and are automatically accelerated upon certain bankruptcy-related events of default. The net proceeds of such borrowing under the PDL credit agreement are being used for general corporate purposes.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2014	DURATA THERAPEUTICS, INC.

	By:	/s/ Corey N. Fishman
Corey N. Fishman
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Amended and Restated Employment Agreement – Michael W. Dunne

10.2	Lease Agreement dated May 27, 2014 between Registrant and Piedmont West Monroe Fee LLC

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Database*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet at June 30, 2014 (unaudited) and December 31, 2013 (ii) Consolidated Statement of Operations for the three and six month periods ended June 30, 2014 and 2013 and the period from inception (November 4, 2009) to June 30, 2014 (unaudited), (iii) Consolidated Statement of Cash Flows for the six month periods ended June 30, 2014 and 2013 and for the period from inception (November 4, 2009) to June 30, 2014 (unaudited) and (iv) Notes to Consolidated Financial Statements (unaudited).

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.