Form 10-Q
period 2014-09-30
Durata Therapeutics, Inc.
filed 2014-11-07
CIK 1544116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35599

Durata Therapeutics, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-1247903
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

500 West Monroe Street, Suite 3300 Chicago, Illinois	60661
(Address of Principal Executive Offices)	(Zip Code)

(312) 219-7000

(Registrant’s Telephone Number, Including Area Code)

200 South Wacker Drive, Suite 2550

Chicago, Illinois 60606

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

As of October 31, 2014, there were 26,793,419 shares of Common Stock, $0.01 par value per share, outstanding.

Durata Therapeutics, Inc. and Subsidiaries

INDEX

PART I

FINANCIAL INFORMATION

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•	the ability to achieve the projected benefits of the planned acquisition of our company by Actavis W.C. Holding Inc., or Actavis W.C. Holding, including future financial and operating results, our or Actavis W.C. Holding’s plans, and the ability to consummate the transactions contemplated by the agreement and plan of merger among us, Actavis W.C. Holding and Delaware Merger Sub, Inc.;

•	our financial performance, including revenues, expenses, income taxes, and our anticipated available cash;

•	the receipt of revenues from sales of dalbavancin;

•	the potential advantages of dalbavancin;

•	the rate and degree of market acceptance and clinical utility of dalbavancin;

•	our estimates regarding the potential market opportunity for dalbavancin;

•	the timing of and our ability to obtain U.S. and foreign marketing approval of product candidates we develop and the ability of our products to meet existing or future regulatory standards;

•	our plans to pursue development of dalbavancin for additional indications other than acute bacterial skin and skin structure infections, or ABSSSI, and new dosing strategies and formulations;

•	our ability to in-license or acquire additional clinical stage product candidates or approved products in our areas of focus;

•	our sales, marketing and distribution capabilities and strategy, including entering into arrangements with third parties to commercialize our product;

•	our ability to establish and maintain arrangements for manufacture of dalbavancin and any other product candidates we develop;

•	our intellectual property position;

•	the impact of government laws and regulations; and

•	our competitive position.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section of this Quarterly Report on Form 10-Q, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. Unless expressly stated otherwise, the statements contained in this Quarterly Report on Form 10-Q have been prepared as if we were going to remain an independent company.

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

Durata Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheet

(in thousands, except share data)

(Unaudited)

Item 1. Financial Statements

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$27,669	$36,853
Short-term investments	7,802	22,880
Trade receivables, less allowance of $238 in 2014	192	—
Inventory	3,156	—
Prepaid expenses and other current assets	5,523	3,367

Total current assets	44,342	63,100
Intangible assets, net of amortization	14,782	15,292
Goodwill	5,811	5,811
Property and equipment, net	1,746	897
Restricted cash	2,024	1,147
Deferred charge, net	9,750	10,081
Other assets	3,668	3,816

Total assets	$82,123	$100,144

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$12,058	$5,275
Accrued expenses	7,732	7,116
Current portion of long-term debt	1,500	—
Deferred revenue	11,250	—
Income taxes payable	125	1,609

Total current liabilities	32,665	14,000
Long-term debt	63,500	25,000
Non-current income tax payable	1,426	1,377
Contingent liability	—	20,889
Other liabilities	612	299

Total liabilities	$98,203	$61,565

Commitments and contingencies (note 10)
Stockholders’ equity (deficit):
Common stock, $0.01 par value; 125,000,000 shares authorized at September 30, 2014 and December 31, 2013, respectively; 26,787,903 and 26,625,749 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	268	266
Additional paid-in capital	211,055	207,754
Preferred stock, $0.01 par value; 5,000,000 shares authorized at September 30, 2014 and December 31, 2013; no shares issued and outstanding at September 30, 2014 or December 31, 2013	—	—
Accumulated deficit	(227,403)	(169,441)

Total stockholders’ equity (deficit)	$(16,080)	$38,579

Total liabilities and stockholders’ equity (deficit)	$82,123	$100,144

See accompanying notes to the consolidated financial statements.

Durata Therapeutics, Inc. and Subsidiaries

Consolidated Statement of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three month period ended September 30,		Nine month period ended September 30,
	2014	2013	2014	2013
Revenue:
Product revenue, net	$6,331	$—	$6,331	$—
Contract revenue	3,750	—	3,750	—

Total revenue	10,081	—	10,081	—
Operating expenses:
Amortization of intangible assets	382	—	510	—
Research and development expenses	11,267	5,928	26,460	30,198
Selling, general and administrative expenses	16,696	4,823	34,997	13,388
Acquisition related charges, net	—	266	4,111	839

Total operating expenses	28,345	11,017	66,078	44,425

Operating loss	18,264	11,017	55,997	44,425
Other (income) expense
Interest expense	1,607	648	3,543	1,410
Interest income	(5)	(23)	(32)	(49)
Other (income) expense	18	—	(97)	—

Total other (income) expense	1,620	625	3,414	1,361
Loss before income tax expense (benefit)	19,884	11,642	59,411	45,786
Income tax expense (benefit)	207	257	(1,449)	715

Net loss	$(20,091)	$(11,899)	$(57,962)	$(46,501)

Net loss per common share—Basic and Diluted	$(0.75)	$(0.45)	$(2.17)	$(1.99)
Weighted-average common shares—Basic and Diluted	26,780,298	26,620,497	26,690,668	23,416,091

See accompanying notes to the consolidated financial statements.

Durata Therapeutics, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

(in thousands, except share data)

(Unaudited)

	Nine month period ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(57,962)	$(46,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	706	187
Stock based compensation expense	3,018	1,901
Acquisition related charges, net	4,111	839
Non-cash interest expense	70	479
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,369)	2,849
Inventory	(3,156)	—
Deferred charge	331	930
Other assets	118	—
Trade receivables	(192)	—
Accounts payable	6,783	(5,617)
Accrued expenses	616	(4,364)
Income taxes payable/receivable	(1,970)	(2,008)
Deferred revenue	11,250	—
Other liabilities	313	259

Net cash used in operating activities	(37,333)	(51,046)

Cash flows from investing activities:
Purchases of property and equipment	(1,046)	(439)
Purchases of short-term investments	(3,998)	(19,058)
Proceeds from sale of short-term investments	19,000	9,997
Other investing activities	(1,051)	(291)

Net cash provided by (used in) investing activities	12,905	(9,791)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	54,104
Payment of offering costs	—	(444)
Proceeds from issuance of long-term debt	15,000	20,000
Payment of debt financing fees	(41)	(651)
Proceeds from stock options exercised	280	56
Excess tax benefit on stock-based awards	5	—

Net cash provided by financing activities	15,244	73,065

Net (decrease) increase in cash	(9,184)	12,228
Cash and cash equivalents, beginning of year and period	36,853	32,257

Cash and cash equivalents, end of year and period	$27,669	$44,485

Supplemental Disclosures of Cash Flow Information
Non-cash financing activities:
Conversion of contingent liability to long-term promissory note	$25,000	$—

Cash paid for interest	$3,473	$931

Cash paid for income taxes	$197	$1,619

See accompanying notes to the consolidated financial statements.

Durata Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(Unaudited)

(1)	Nature of Business

Durata Therapeutics, Inc. and its subsidiaries (the Company) is a Delaware corporation and has its principal place of business in Chicago, Illinois. The Company is a pharmaceutical company focused on the development and commercialization of novel therapeutics for patients with infectious diseases and acute illnesses. The Company was incorporated on November 4, 2009. In December 2009, the Company entered into an agreement with Pfizer Inc. (Pfizer) to acquire Vicuron Pharmaceuticals Inc. (Vicuron) (see note 5, Acquisition-Milestone Payment).

On May 23, 2014, the United States Food and Drug Administration, or FDA, approved DalvanceTM (dalbavancin) for injection for the treatment of adult patients with acute bacterial skin and skin structure infections (ABSSSI) caused by susceptible gram positive bacteria, including Methicillin-resistant Staphylococcus aureus (MRSA). Dalvance is the first and only intravenous antibiotic approved for the treatment of adult patients with ABSSSI with a two-dose regimen of 1000 milligrams followed one week later by 500 milligrams, each administered over 30 minutes. Sales of dalbavancin in the United States commenced in late July 2014. Dalbavancin is designated as a Qualified Infectious Disease Product (QIDP) by the FDA. Dalbavancin’s QIDP designation qualifies it for an additional five years of marketing exclusivity to be added to certain exclusivity periods already provided by the Food, Drug and Cosmetic Act.

As further described under note 11, Subsequent Events, below, on October 5, 2014, the Company entered into an agreement and plan of merger (the Merger Agreement) with Actavis W.C. Holding Inc. (Actavis W.C. Holding) and Delaware Merger Sub, Inc., a wholly owned subsidiary of Actavis W.C. Holding (Merger Sub), pursuant to which, and on the terms and subject to the conditions thereof, among other things, Merger Sub is obligated to commence a tender offer (the Offer) on or before October 21, 2014, to acquire all of the outstanding shares of common stock of the Company at a purchase price of $23.00 per share net to the seller in cash, without interest and less any applicable withholding taxes, plus one non-transferable contractual contingent value right (CVR) per share, which represents the right to receive contingent payments of up to $5.00 in cash in the aggregate, if any, without interest and less applicable withholding taxes, if specified milestones are achieved, subject to and in accordance with the terms and conditions of a CVR Agreement to be entered into between Actavis W.C. Holding and a rights agent selected by Actavis W.C. Holding and reasonably acceptable to the Company. Following the completion of Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will merge with and into us, with our company surviving as a direct wholly owned subsidiary of Actavis W.C. Holding, pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law without a vote of the stockholders of the Company. On October 17, 2014, Merger Sub commenced the Offer. Unless extended by Actavis W.C. Holding in accordance with the Merger Agreement, the offering period for the Offer will expire at 12:00 midnight, New York City time, on November 14, 2014. The Company expects the merger with Merger Sub to close in the fourth quarter of 2014. The outside date, after which either party may terminate the Merger Agreement if the transactions contemplated by the Merger Agreement have not been consummated, is March 5, 2015.

The Company had a net loss of $58.0 million for the nine months ended September 30, 2014. Through September 30, 2014, the Company has generated limited revenues and has financed its operations primarily through private placements of its preferred stock, its initial public offering of its common stock in July 2012 (see note 7, Stockholders’ Equity and Stock Compensation), a secured debt financing completed in March 2013 and refinanced with a new lender in October 2013 (see note 6, Long-term Debt), and a public offering of its common stock in April 2013 (see note 7, Stockholders’ Equity and Stock Compensation). Upon marketing approval of dalbavancin in the United States, the Company borrowed, as required, an incremental $15.0 million from PDL BioPharma, Inc. (PDL). The Company expects to continue to incur significant expenses to seek marketing approval for its product candidates, develop a commercial organization, manufacture product, conduct clinical trials for additional indications for dalbavancin, including pneumonia, pediatric skin and pediatric osteomyelitis, as well as new dosing strategies and formulations. During the second quarter of 2014, the Company began enrollment in a Phase 3b clinical trial to evaluate the efficacy and safety of a single 1500 mg dose of dalbavancin infused over 30 minutes in adult patients with ABSSSI caused by susceptible Gram-positive bacteria and in August 2014, the Company commenced the initial start-up and planning activities for a Phase 3, double-blind, randomized, multicenter trial to assess the safety and efficacy of a single 1500 mg dose of dalbavancin plus a single 500 mg dose of azithromycin in comparison to an approved antibiotic regimen of linezolid 600 mg every 12 hours for 10-14 days plus a single 500 mg dose of azithromycin for the treatment of community acquired bacterial pneumonia.

The Company estimates that our existing cash and cash equivalents and short-term investments and other sources of liquidity discussed will be sufficient to support our current and projected funding requirements for at least the next twelve months. The Company estimates that such funds will be sufficient to enable it to seek marketing approval of dalbavancin in the European Union for the treatment of adult patients with ABSSSI, to commercialize dalbavancin in the United States and, if approved in the European Union, possibly Western Europe, as well as to explore the development of dalbavancin for additional indications and new dosing strategies, including the Phase 3b clinical trial mentioned above, and formulations. The Company has based this estimate on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects.

The Company also believes it has other financing alternatives available, including the option to borrow an additional $30.0 million from PDL, and anticipates the receipt of a milestone payment of $10.0 million under its license agreement with A.C.R.A.F. S.p.A. (Angelini) described in note 3, License Agreement, payable 30 days following European Medicines Agency approval which is expected in the first quarter of 2015, to fund additional activities until its operations generate adequate operating cash flows, which include additional equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company also has limited fixed commitments for uses of cash and has the intent and ability, if necessary; to delay or eliminate expenditures until adequate funding is available.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation, Principles of Consolidation and Unaudited Interim Results

The unaudited accompanying consolidated financial statements of the Company are prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC) and generally accepted accounting principles in the United States of America (GAAP) for condensed consolidated financial information. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. All intercompany accounts and transactions have been eliminated. These financial statements should be read in connection with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on March 14, 2014. Through June 30, 2014, the Company had been considered a development stage company. During the third quarter of 2014, the Company commenced commercialization of Dalvance following marketing approval by the FDA on May 23, 2014 and is no longer considered a development stage company.

The results for the nine month period ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other interim period or for any other future year.

(b)	Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

(c)	New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which requires entities to recognize revenue which depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. The guidance contains a five-step model which will replace most existing revenue guidance in GAAP. ASU 2014-09 is effective for public companies for annual periods beginning after December 15, 2016. The Company is currently evaluating the impacts ASU 2014-09 will have on its financial position, results of operations and cash flows.

(d)	Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash resources principally in money market funds.

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted in the next twelve months, the restricted cash account is classified as current. Included within restricted cash on the Company’s consolidated balance sheet are certificates of deposit for a total of $2.2 million as of September 30, 2014 and $1.1 million as of December 31, 2013, which are being held by a third party bank as collateral for the irrevocable letters of credit issued in connection with the Company’s office leases (see note 10, Commitments and Contingencies).

(e)	Revenue Recognition

Product Revenue

The Company recognizes revenue from the sale of its products when delivery has occurred, title has transferred, the selling price is fixed or determinable, collectability is reasonably assured and the Company has no further performance obligations. Dalvance is sold with no right of return. All revenue from product sales is recorded net of estimated chargebacks, rebates, discounts, and other deductions (collectivity, sales deductions) and returns. The Company records distribution fees payable to its wholesalers for distribution and inventory management services as a reduction to revenue. The fees are based on contractually stated amounts, typically as a percentage of revenue.

Contract Revenue

The Company recognizes contract revenue as performance obligations are achieved. For multiple element arrangements, each product, service, and/or right to use asset is evaluated to determine whether it qualifies as a separate unit of accounting. The consideration is then allocated to each separate unit of accounting based on the relative selling prices of each deliverable. The allocated consideration is recognized as the related products, services, or rights to use assets are delivered and are not contingent upon future deliverables.

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

(g)	Short-term Investments

As of September 30, 2014, cash equivalents and short-term investments consist of investments in money market accounts, federal agency bonds and corporate entity commercial paper and bonds that are classified as available for sale pursuant to ASC 320, Investments—Debt and Equity Securities. The Company classifies investments available to fund current operations as current assets on its balance sheet. Investments are classified as long-term assets on the balance sheet if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year. All of the Company’s investments are classified as current.

The fair value of these securities is based on quoted prices for identical or similar assets. If a decline in the fair value is considered other-than-temporary, the unrealized loss, if any, would be transferred from other comprehensive loss to the statement of operations. There were no charges taken for other-than-temporary declines in fair value of short-term investments during the three or nine month periods ended September 30, 2014. Realized gains and losses are determined using the specific identification method and are included in interest income in the statement of operations. Realized gains and losses recognized during the three and nine month periods ended September 30, 2014 were immaterial.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers its intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, the severity and the duration of the impairment and changes in value. As of September 30, 2014, there were no investments with a fair value that was lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period. See note 4, Financial Instruments, for further information.

(h)	Inventory

Inventory, which is recorded at the lower of cost or market, is consumed using the first-in, first-out method. The Company capitalizes inventory produced in preparation for commercial launch when it becomes probable that the related product candidate will receive regulatory approval and that the related costs will be recoverable through commercial sale of the product. Costs incurred prior to FDA approval of Dalvance have been recorded in the statement of operations as research and development expense and as a result there was no cost of sales associated with sales during the third quarter 2014.

Inventory is evaluated for impairment based on consideration of such factors as the net realizable value, lower of cost or market, obsolescence, and product expiry. Inventory does not have carrying values that exceed either cost or net realizable value.

(i)	Deferred Financing Costs

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

As of September 30, 2014, the Company recorded debt financing costs of $0.4 million in connection with the debt financing completed in October 2013. The debt financing costs recorded in connection with the debt financing completed in March 2013 were expensed at the time the debt was repaid (see note 6, Long-term Debt, for more information). The Company also incurred offering costs of $0.4 million in connection with the public offering of its common stock that closed in April 2013. The debt financing costs are recorded in other assets on the consolidated balance sheet, net of accumulated amortization. The offering costs are recorded in equity as an offset to the proceeds received from the sale of the shares.

(j)	Other Intangible Assets

The Company had an acquired in-process research and development (IPR&D) intangible asset of $15.3 million as of December 31, 2013. Acquired IPR&D intangible assets represent the right to develop, use, sell or offer for sale intellectual property that the Company has acquired with respect to processes that have not been completed. These assets are required to be classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the date of acquisition, these assets were not amortized until their processes were completed and the Company received regulatory approval from a major market to allow for the commencement of commercial marketing activities. Following the FDA approval of dalbavancin in May 2014, the Company determined the useful life of the asset to be 10 years based largely on the 10-year marketing exclusivity period and reclassified the asset out of in-process research and development and began amortization. The useful life of an intangible asset to an entity is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of that entity. The estimate of an intangible asset’s useful life should be based on relevant factors. After the 10-year marketing exclusivity period, generic drugs, comparable to dalbavancin, will enter the market, reducing our cash flows accordingly. Amortization for the nine month period ended September 30, 2014 totaled $0.5 million and the carrying value of the finite-lived intangible asset as of September 30, 2014 was $14.8 million.

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

(k)	Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination accounted for by the acquisition method of accounting and is not amortized, but subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. The Company had goodwill of $5.8 million as of both September 30, 2014 and December 31, 2013. The Company tests its goodwill for impairment annually as of December 31 each year unless indicators, events, or circumstances would require immediate review. No impairment resulted from the Company’s impairment evaluation as of December 31, 2013.

(l)	Property and Equipment

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

(m)	Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

(n)	Operating Leases

Rent expense related to leases is recorded on a straight-line basis over the term of the lease, including any rent free periods. The difference between actual rent payments and straight-line rent expense is recorded as deferred rent and included in other liabilities in the accompanying consolidated balance sheet.

(o)	Research and Development Costs

Research and development costs are expensed as incurred and are primarily comprised of the following types of costs incurred in performing research and development activities:

•	employee-related expenses, including salaries, benefits, travel and share-based compensation expense;

•	external research and development expenses incurred under arrangements with third parties, such as contract research organizations (CROs), manufacturing organizations and consultants, including our scientific advisory board; and

•	facilities and laboratory and other supplies.

(p)	Income Taxes

In accordance with ASC 740, Income Taxes, each interim period is considered integral to the annual period and tax expense is measured using an estimated annual effective tax rate. An entity is required to record income tax expense each quarter based on its annual effective tax rate estimated for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, adjusted for discrete taxable events that occur during the interim period. If, however, the entity is unable to reliably estimate its annual effective tax rate, then the actual effective tax rate for the year-to-date period may be the best annual effective tax rate estimate. For the three and nine month periods ended September 30, 2014, the Company utilized the actual year-to-date effective tax rate. See note 9, Income Taxes, for additional information.

(q)	Share-Based Compensation

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

(r)	Warrant Accounting

In connection with the loan agreement with Oxford Finance LLC, or Oxford, discussed in note 6, Long-term Debt, the Company granted warrants for the purchase of the Company’s common stock. In May 2014, Oxford exercised its warrants. The Company accounted for these common stock warrants in accordance with applicable accounting guidance provided in ASC 815-40, Derivatives and Hedging– Contracts in Entity’s Own Equity, as equity instruments based on the specific terms of the warrant agreements.

(s)	Concentrations

The Company maintains cash and cash equivalent balances with financial institutions which, at times, may exceed insurance limits established by the Federal Deposit Insurance Corporation. Management does not consider this to be a significant risk due to the long-standing reputation of these financial institutions.

The Company has entered into agreements with a contract manufacturer to manufacture clinical and commercial supplies of dalbavancin. The Company has also entered into agreements with contract manufacturers to supply the drug substance for dalbavancin in the form of injectable grade powder. The loss of any of these suppliers could have a material adverse effect upon the Company’s operations.

One of the Company’s customers comprised 97% of the Company’s consolidated net revenues for the quarter ended September 30, 2014. The loss of this customer or a significant reduction in sales to this customer would adversely affect our revenues.

(3)	License Agreement

On July 29, 2014, the Company entered into a license agreement and a supply agreement with A.C.R.A.F. S.p.A. (Angelini) for the purpose of allowing Angelini to commercialize dalbavancin in 36 countries, including Italy, Spain, Poland, Portugal, Greece, and certain specified countries in Eastern Europe, Russia, Turkey and the Commonwealth of Independent States. In exchange for commercialization rights in its licensed territories, Angelini paid the Company a $15.0 million upfront payment in August 2014, and will pay an additional $10.0 million upon the first approval of dalbavancin by the European Medicines Agency, and up to $56.5 million in aggregate milestone payments upon the achievement of certain regulatory and commercial milestones. Additionally, the Company will receive royalties on net sales of dalbavancin in the licensed territories, provided that Angelini achieves a specified gross margin.

The $15.0 million upfront payment is being amortized based on projected marketing authorization application (MAA) approval by the European Medicines Agency in March 2015. As of September 30, 2014, the Company recorded $11.2 million of deferred revenue and $3.8 million of contract revenue. In accordance with ASC 605-25, Multiple-Element Arrangements, this amount is allocated to the relevant performance obligations and recognized as the obligations are performed.

The remaining additional aggregate milestone payments as outlined in the agreement will be recognized in accordance with ASC 605-28, Milestone Method, as contract revenue when the milestone is achieved. The royalties per the agreement will be recorded in accordance with ASC 605-25 when the unconditional right to the income exists and the amounts can be determined with reasonable accuracy.

(4)	Financial Instruments

The following table presents information about the Company’s financial assets and liability that have been measured at fair value at September 30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation inputs used to determine such fair value (in thousands):

	September 30, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market fund investments	$15,235	$15,235	$—	$—
Available for sale securities:
Federal agency bonds	7,802	7,802	—	—

Total available for sale securities	$7,802	$7,802	$—	$—

	December 31, 2013
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market fund investments	$27,156	$27,156	$—	$—
Available for sale securities:
Federal agency bonds	14,847	14,847	—	—
Corporate commercial paper	3,998	3,998	—	—
Corporate bonds	4,035	4,035	—	—

Total available for sale securities	$22,880	$22,880	$—	$—
Liabilities:
Contingent liability	$20,889	$—	$—	$20,889

Additional information for the Company’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in thousands):

Balance at December 31, 2013	$20,889
Contingent liability expense	4,111
Transfers in and/or out of Level 3	(25,000)

Balance at September 30, 2014	$—

As discussed in note 5, Acquisition – Milestone Payment, in August 2014, the Company, elected to defer payment of the previously disclosed $25.0 million milestone payment owed to Pfizer as a result of the first commercial sale of dalbavancin for the treatment of ABSSSI being made in the United States and delivered to Pfizer a promissory note in an aggregate principal amount of $25.0 million representing the amount of such milestone payment.

Certain financial instruments reflected in the consolidated balance sheets (for example, cash, accounts payable and certain other liabilities) are recorded at cost, which approximates fair value due to their short-term nature.

All available for sale securities have maturity dates less than one year. As of September 30, 2014, unrealized gains and losses on available for sale securities were immaterial.

(5)	Acquisition – Milestone Payment

In December 2009, the Company acquired the rights to dalbavancin through its acquisition of all of the outstanding shares of capital stock of Vicuron from Pfizer pursuant to the stock purchase agreement between the Company and Pfizer dated December 11, 2009 (the Pfizer Agreement). The Company paid total upfront consideration of $10.0 million for the shares of Vicuron and the dalbavancin inventory to be used in research. In addition, upon the first commercial sale of dalbavancin, which occurred in late July 2014, the Company became required to pay Pfizer an additional milestone payment of $25.0 million. As allowed under the Pfizer Agreement, the Company elected to defer the milestone payment to Pfizer by delivering to Pfizer a promissory note in August 2014 for the full amount of such milestone payment. Interest on the outstanding principal amount of the promissory note accrues at a rate of 10% per annum, compounded annually. As of September 30, 2014 the outstanding principal amount of the Pfizer note amounted to $25.0 million and long term accrued interest amounted to $0.3 million. In addition, under the Company’s credit agreement with PDL discussed in note 6, Long-term Debt, the Company is prohibited from making any prepayment to Pfizer as long as amounts are outstanding under the Company’s credit agreement with PDL.

(6)	Long-term Debt

Long-term debt, net is composed of the Company’s obligations as follows:

(in thousands)	September 30, 2014	December 31, 2013
PDL Credit Facility	$38,500	$25,000
10.0% Pfizer Promissory Note	25,000	—

Outstanding balance, September 30, 2014	$63,500	$25,000

PDL Credit Facility

On October 31, 2013, the Company and certain of its subsidiaries entered into a credit agreement with PDL (the PDL credit agreement), pursuant to which the Company’s wholly-owned Dutch subsidiaries borrowed an aggregate principal amount of $25.0 million (the First Tranche) and upon FDA approval of dalbavancin on May 23, 2014, the Company borrowed, as required pursuant to the terms of the PDL credit agreement, an additional aggregate principal amount of $15.0 million (the Second Tranche). The Company may make a one-time election to borrow an additional aggregate principal amount of up to $30.0 million (the Delayed Draw) during the nine month period following May 23, 2014.

The funding of the Delayed Draw is subject to the satisfaction of certain conditions set forth in the PDL credit agreement, including, without limitation, the continued accuracy of representations and warranties, no default or material adverse change having occurred, and the execution and delivery of additional loan documents, if required.

Any amount borrowed under the PDL credit agreement is guaranteed by the Company and certain of the Company’s subsidiaries. The loans and the guarantee obligations are secured by a lien on all or substantially all of the Company’s assets and all or substantially all of the assets of the Company’s subsidiaries (other than Durata Therapeutics Limited), as applicable, including the pledge of the equity interests in each of the Company’s direct and indirect subsidiaries to secure the applicable loan and guarantee obligations.

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

The Company paid an origination fee to PDL when the Company entered into the PDL credit agreement, which is included in deferred finance costs in other assets. At the Company’s option, the Company may elect to prepay the entire outstanding term loan plus any accrued interest, plus a prepayment penalty determined with respect to the principal amount of the term loan being prepaid. The PDL credit agreement also provides for indemnification of PDL and the other lenders from time to time party to the PDL credit agreement. The PDL credit agreement also prohibits the Company from prepaying the principal amount of the $25.0 million promissory note, discussed below, to Pfizer, as long as amounts are outstanding under the PDL credit agreement.

The PDL credit agreement also contains certain representations, warranties and covenants (including maintaining liquidity of at least $2.0 million) applicable to the Company and its subsidiaries. The PDL credit agreement contains certain events of default. The obligations under the PDL credit agreement and the other loan documents may, at PDL’s option, be accelerated upon the occurrence of certain events of default, and are automatically accelerated upon certain bankruptcy-related events of default.

The net proceeds of the First Tranche were used to repay amounts outstanding under the Company’s loan and security agreement with Oxford Finance LLC, including prepayment penalties and fees, and the remainder of the proceeds of the First Tranche has been used for general corporate purposes. The net proceeds of the Second Tranche will be used for general corporate purposes.

10% Pfizer Promissory Note

On August 18, 2014 the Company, pursuant to the Pfizer Agreement, (i) elected to defer payment of the $25.0 million milestone payment owed to Pfizer as a result of the first commercial sale of dalbavancin for the treatment of ABSSSI being made in the United States and (ii) delivered to Pfizer a promissory note in an aggregate principal amount of $25.0 million representing the amount of such milestone payment. The promissory note has a maturity date of July 7, 2019 and interest on the outstanding principal amount accrues at a rate of 10% per annum, compounded annually. As of September 30, 2014 the outstanding principal amount of the Pfizer note amounted to $25.0 million and long term accrued interest amounted to $0.3 million.

(7)	Stockholders’ Equity and Stock Compensation

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

Also included in common stock at September 30, 2014 were 159,081 common shares issued upon exercise of options and warrants during the nine month period ended September 2014. During that period, an additional 1,216 options were early exercised and restricted shares were issued, with 18,239 restricted shares vested and 3,216 restricted shares unvested at September 30, 2014.

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

Amended and Restated 2012 Stock Incentive Plan (2012 Plan)

In April 2012, the Company’s board of directors and stockholders approved the 2012 Plan. The 2012 Plan was amended and restated in May 2014 following shareholder approval. The 2012 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, and performance awards. As of September 30, 2014, the number of shares of the Company’s common stock reserved for issuance under the 2012 Plan was 2,005,267. This number may increase for the number of shares of the Company’s common stock subject to outstanding awards under the Company’s pre-IPO stock incentive plan, that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right.

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

In April 2012, the Company’s board of directors resolved that all options granted under the Incentive Plan may be exercisable from the date of grant. If exercised prior to full vesting, restricted shares of common stock are issued and continue to vest in the same manner as the original options awarded. Upon termination of employment any unvested options or unvested restricted shares are immediately cancelled and available for future grant under the 2012 Plan, while vested options are exercisable for a defined period.

The outstanding option grants at September 30, 2014 have a term of 10 years and generally vest over periods up to 4 years.

Activity with respect to options was as follows:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life (years)
Outstanding balance, December 31, 2013	2,651,886	$4.26	7.67
Granted	1,623,308	15.71	—
Forfeited or expired	(83,292)	12.01	—
Exercised	(126,735)	2.21	—

Outstanding balance, September 30, 2014	4,065,167	$8.74	8.00

At September 30, 2014, the number of shares exercisable pursuant to outstanding options was 1,997,687, at a weighted average exercise price of $3.32 and a weighted average remaining contractual life of 6.55 years.

The weighted-average grant date fair value of the stock options granted during the nine month period ended September 30, 2014 was $8.55 per share. The Company estimated the fair value of options granted during the nine month period ended September 30, 2014 using the Black-Scholes option pricing model using the following assumptions:

Nine month period ended September 30, 2014
Risk-free interest rate	2.1%-2.25%
Expected volatility	56%-57%
Expected term (years)	7
Expected dividend yield	0%

Share-based compensation expense for stock options granted to employees and directors is based on the estimated grant date fair value of options recognized ratably over the requisite service period, which is the vesting period of the award. The level of forfeitures expected to occur was estimated based on the Company’s historical experience of pre-vesting cancellations for terminated employees.

During the nine month period ended September 30, 2014, 126,735 options were exercised resulting in approximately $0.3 million of proceeds to the Company.

Share-based compensation expense totaled $1.2 million and $3.0 million for the three and nine month periods ended September 30, 2014, respectively, and $0.7 million and $1.9 million for the three and nine month periods ended September 30, 2013, respectively, which is included in research and development and general and administrative expenses in the accompanying consolidated statement of operations. The aggregate intrinsic value of shares outstanding and exercisable was $20.9 million and $18.7 million, respectively, as of September 30, 2014. The intrinsic value was calculated as the difference between the fair value of the underlying common stock as of the respective balance sheet date and the exercise price of the stock options. The total unrecognized share-based compensation cost at September 30, 2014 amounted to $13.8 million, net of forfeitures, which is expected to be recognized over a weighted-average remaining vesting period of approximately 3.24 years.

(8)	Net Loss Per Share

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of September 30, 2014 and 2013, as they would be anti-dilutive.

	September 30,
	2014	2013
Stock options, warrants, and unvested restricted stock	4,068,383	2,677,313

(9)	Income Taxes

The Company has historically computed interim period tax expense by applying its forecasted effective tax rate to year-to-date earnings. However, for the three and nine month periods ended September 30, 2014, the Company determined it was unable to reliably estimate its annual effective tax rate due to the effective tax rate being highly sensitive to minor fluctuations in forecasted income. As such, the Company has computed its tax expense for the three month and nine month periods ended September 30, 2014 using the actual year-to-date effective tax rate. The effective tax rate for the three and nine month periods ended September 30, 2014, was negative 1.0% and positive 2.4%. This effective tax rate differs from the federal tax rate of 35% primarily due to the effects of foreign loss that are not benefited, state taxes, foreign rate differential, as well as items that are deductible for books and not U.S. tax. The Company recorded tax expense of $0.2 million in the three month period ended September 30, 2014, and income benefit of $1.4 million in the nine month period ended September 30, 2014. The Company recorded income tax expense of $0.3 million and $0.7 million in the three and nine month periods ended September 30, 2013, respectively. Included within Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheet at September 30, 2014 is a net tax receivable of $2.3 million. Included within Other assets on the Company’s Consolidated Balance Sheet at September 30, 2014 is a net non-current deferred tax asset of $1.6 million.

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

On July 29, 2014, the Company amended its Amended and Restated Employment Agreement dated June 20, 2012, with John P. Shannon, Chief Marketing Officer, to increase the amount to which Mr. Shannon would be entitled upon his termination without cause (as defined therein) from six to twelve months of Mr. Shannon’s base salary.

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

The Company has entered into a supply agreement, as amended, with Gnosis Bioresearch srl., or Gnosis, to supply it with the drug substance for dalbavancin in the form of injectable grade powder. Gnosis has agreed to produce a specified percentage of the Company’s worldwide demand for drug substance. Under this agreement, Gnosis is required to manufacture and supply, and the Company is required to purchase specified minimum annual purchase volumes of drug substance at specified prices. The agreement expires on June 12, 2017, subject to automatic renewal for successive two-year periods. The Company has purchase commitments of approximately $49.8 million associated with the first three years of the initial five-year term of the agreement. The Company has agreed with Gnosis to define the purchase commitments for the subsequent two years of the initial term by a date specified in the agreement. As of September 30, 2014, the Company has incurred and paid approximately $6.6 million under the purchase commitments in this contract. The remaining contracted amounts are estimated to be paid in 2015 and 2016. The Company has also identified possible secondary suppliers of drug substance and is currently engaged in a technology transfer process. The Company has entered into agreements with potential secondary suppliers of drug substance to manufacture registration and validation batches. The Company has purchase commitments of up to approximately $7.2 million under these agreements. As of September 30, 2014, we have incurred and paid $0.8 million under these agreements.

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

During 2012, the Company entered into a lease for office space in Chicago, Illinois, which the Company uses for corporate and commercial functions. The Company has agreed to pay aggregate rental fees of approximately $1.2 million over the 65 month term. The Company has provided a security deposit in the form of a letter of credit for the benefit of the landlord in the amount of $0.4 million, which amount will be reduced incrementally over the term of the lease. The Company will sublease this office space in Chicago beginning in December 2014. Also during 2012, the Company entered into a lease for office space in Branford, Connecticut, which the Company uses for research and development, clinical and regulatory functions. The Company has agreed to pay aggregate rental fees of approximately $1.8 million over the 62 month term. The Company has provided a security deposit in the form of a letter of credit for the benefit of the landlord in the amount of $0.6 million because the landlord financed leasehold improvements in excess of the construction allowance during that period. The amount will be reduced incrementally over the term of the lease.

The letters of credit outstanding are collateralized with certificates of deposit.

As of September 30, 2014, the remaining future commitment under these leases is $9.8 million.

(d)	Contingencies

From time to time, the Company may be involved in various legal actions arising out of the ordinary conduct of business. In the opinion of management, the ultimate disposition of such actions will not materially affect the Company’s consolidated financial position, results of operations or cash flows.

(11)	Subsequent Events

On October 5, 2014, the Company entered into an agreement and plan of merger (the Merger Agreement) with Actavis W.C. Holding Inc. (Actavis W.C. Holding) and Delaware Merger Sub, Inc., a wholly owned subsidiary of Actavis W.C. Holding (Merger Sub), pursuant to which, and on the terms and subject to the conditions thereof, among other things, Merger Sub is obligated to commence a tender offer (the Offer) on or before October 21, 2014, to acquire all of the outstanding shares of common stock of the Company at a purchase price of $23.00 per share net to the seller in cash, without interest and less any applicable withholding taxes (the Cash Consideration), plus one non-transferable contractual contingent value right per share (each, a CVR), which represents the right to receive contingent payments of up to $5.00 in cash in the aggregate, if any, without interest and less any applicable withholding taxes, if specified milestones are achieved (the Contingent Consideration and together with the Cash Consideration, the Offer Consideration), subject to and in accordance with the terms and conditions of a CVR Agreement to be entered into between Actavis W.C. Holding and a rights agent selected by Actavis W.C. Holding and reasonably acceptable to the Company.

The obligation of Merger Sub to purchase the shares of common stock of the Company validly tendered pursuant to the Offer is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including (i) that there shall have been validly tendered and not validly withdrawn a number of shares of common stock of the Company that, when added to the shares then owned by Actavis W.C. Holding and its subsidiaries, represents one share more than half of the total number of shares of common stock of the Company outstanding at the time of the expiration of the Offer, (ii) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act), (iii) the accuracy of the representations and warranties and compliance with covenants contained in the Merger Agreement, (iv) the absence of any law, order, injunction or decree by any government, court or governmental entity that would make illegal or otherwise prohibit the Offer or the Merger described below, (v) there not having been a material adverse effect with respect to the Company and (vi) other customary conditions. On October 31, 2014, the Company and Actavis W.C. Holding received notice that the Federal Trade Commission granted early termination of the applicable waiting period under the HSR Act. The obligations of Actavis W.C. Holding and Merger Sub to complete the Offer and the Merger under the Merger Agreement are not subject to a financing condition.

The Merger Agreement contains customary representations and warranties from both the Company and Actavis W.C. Holding, and also contains customary covenants, including covenants providing for each of the parties to use its reasonable best efforts to cause the Offer and the Merger to be consummated, and covenants requiring the Company to (i) subject to certain exceptions, carry on its business in all material respects in the ordinary course of business consistent with past practice during the period between the execution of the Merger Agreement and the closing of the Merger and (ii) cease any existing, and not solicit or initiate or, subject to certain exceptions necessary to permit the board of directors to comply with its fiduciary duties, engage in any discussions or negotiations with third parties regarding other proposals to acquire the Company. The Merger Agreement contains customary termination rights for both Actavis W.C. Holding and the Company, including, among others, for failure to consummate the Offer on or before March 5, 2015. Upon termination of the Merger Agreement, the Company has agreed to pay Actavis W.C. Holding a termination fee of $20.2 million under specified circumstances, including (i) a termination by the Company to enter into an agreement for an alternative transaction which constitutes a Superior Proposal (as defined in the Merger Agreement), (ii) a termination by Actavis W.C. Holding if the Company’s board of directors changes its recommendation in respect of the Offer or (iii) a termination under specified circumstances during the pendency of a publicly disclosed third party proposal to acquire the Company if, within nine months of such termination, the Company’s board of directors approves or recommends an alternative transaction or the Company consummates or enters into an agreement for an alternative transaction.

Following the completion of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Actavis W.C. Holding, pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law without a vote of stockholders of the Company (the Merger). At the effective time of the Merger (the Effective Time), by virtue of the Merger and without any action on the part of the holders of any shares of common stock of the Company, each outstanding share of common stock of the Company, other than any shares owned by Actavis W.C. Holding, Merger Sub or any wholly owned subsidiary of Actavis W.C. Holding or held in the treasury of the Company, or any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be canceled and converted into the right to receive the Offer Consideration. In addition, (i) effective as of immediately prior to the Effective Time, each outstanding Company stock option will fully vest and automatically be canceled and terminated as of the Effective Time and the holder thereof will be entitled to receive (1) an amount in cash, equal to the product of (A) the number of shares of common stock of the Company underlying such option multiplied by (B) the excess, if any, of the Cash Consideration over the exercise price per share of such option and (2) one CVR for each share underlying such Company stock option outstanding immediately prior to the Effective Time, in each case without interest and less the amount of any applicable tax withholding, and (ii) effective as of immediately prior to the Effective Time, each outstanding share of Company restricted stock will fully vest and the restrictions thereon will lapse, and each such share of restricted stock will be canceled and converted into the right to receive the Offer Consideration, in each case without interest and less the amount of any applicable tax withholding.

The proposed transactions have been approved by the boards of directors of Actavis W.C. Holding, Merger Sub and the Company.

On October 17, 2014, Merger Sub commenced the Offer. Unless extended by Actavis W.C. Holding in accordance with the Merger Agreement, the offering period for the Offer will expire at 12:00 midnight, New York City time, on November 14, 2014. The Company expects the Merger to close in the fourth quarter of 2014. The outside date, after which either party may terminate the Merger Agreement if the transactions contemplated by the Merger Agreement have not been consummated, is March 5, 2015.

In the ordinary course of business, the Company and its subsidiaries are sometimes parties to various legal claims, actions and/or proceedings, which may involve a variety of areas of law.

On October 10, 2014, a putative stockholder class action complaint, captioned Warren Campbell v. Ahrens, et al., No. 10222 (Del. Ch. Ct.), was filed against the Company, the Company’s board of directors, Actavis W.C. Holding, and others in Delaware Chancery Court. The complaint alleges that members of the Company’s board of directors breached their fiduciary duties in connection with the approval of the Merger and that Actavis W.C. Holding and the Company aided and abetted the alleged breach of fiduciary duties. The complaint alleges that the Company directors breached their fiduciary duties in connection with the proposed transaction by, among other things, conducting a flawed sale process, failing to maximize stockholder value and obtain the best financial and other terms, and failing to inform themselves of the value of the Company. On October 22, 2014, the plaintiff filed an amended complaint to include additional allegations that the Company’s board of directors breached its fiduciary duties by misrepresenting and omitting information in the Schedule 14D-9, including that the Company’s board of directors misrepresented or omitted information concerning (1) the Company’s financial projections; (2) Bank of America Merrill Lynch’s financial analyses for the Company; (3) potential conflicts of interest with the Merger; and (4) facts about the background leading up to the announcement of the Merger. The plaintiff seeks injunctive and other equitable relief, including enjoining the defendants from consummating the Merger, in addition to other unspecified damages, fees and costs.

Also on October 10, 2014, another putative stockholder class action complaint, captioned Shiva Stein v. Durata Therapeutics, Inc., et al., No. 2014-CH-16430 (Ill. Cir. Ct.), was filed against the Company, the Company’s board of directors, Actavis W.C. Holding, and Merger Sub in the Circuit Court of Cook County, Illinois. The complaint alleges that members of the Company’s board of directors breached their fiduciary duties in connection with the approval of the Merger and that the Company, Actavis W.C. Holding and Merger Sub aided and abetted the alleged breach of fiduciary duties. The complaint alleges that the Company directors breached their fiduciary duties in connection with the proposed transaction by, among other things, conducting a flawed sale process, failing to maximize stockholder value and obtain the best financial and other terms, and failing to inform themselves of the value of the Company. On October 21, 2014, the plaintiff filed an amended complaint to include additional allegations that the Company’s board of directors breached its fiduciary duties by misrepresenting and omitting information in the Schedule 14D-9, including that the Company’s board of directors misrepresented or omitted information concerning (1) the Company’s financial projections; (2) Bank of America Merrill Lynch’s financial analyses for the Company; (3) potential conflicts of interest with the Merger; and (4) facts about the background leading up to the announcement of the Merger. Also on October 21, 2014, the plaintiff filed a motion with the Court asking the Court to expedite the proceedings in this case. The plaintiff seeks injunctive and other equitable relief, including enjoining the defendants from consummating the Merger, in addition to other unspecified damages, fees and costs.

On October 20, 2014, another putative stockholder class action complaint, captioned Nadyenka Pelpola v. Ahrens, et al., No. 2014-CH-16971 (Ill. Cir. Ct.), was filed against the Company, the Company’s board of directors, Actavis W.C. Holding, and Merger Sub in the Circuit Court of Cook County, Illinois. The complaint alleges that members of the Company’s board of directors breached their fiduciary duties in connection with the approval of the Merger and that the Company, Actavis W.C. Holding and Merger Sub aided and abetted the alleged breach of fiduciary duties. The complaint alleges that the Company directors breached their fiduciary duties in connection with the proposed transaction by, among other things, conducting a flawed sale process, failing to maximize stockholder value and obtain the best financial and other terms, and failing to inform themselves of the value of the Company. The plaintiff seeks injunctive and other equitable relief, including enjoining the defendants from consummating the Merger, in addition to other unspecified damages, fees and costs.

On October 23, 2014, another putative stockholder class action complaint, captioned Darshan Kansagara v. Durata Therapeutics, Inc., et al., No. 10279 (Del. Ch. Ct.), was filed against the Company and the Company’s board of directors in Delaware Chancery Court. The complaint alleges that members of the Company’s board of directors breached their fiduciary duties in connection with the approval of the Merger. The complaint alleges that the Company directors breached their fiduciary duties in connection with the proposed transaction by, among other things, conducting a flawed sale process, failing to maximize stockholder value and obtain the best financial and other terms, and failing to inform themselves of the value of the Company. Plaintiff also alleges that the Company’s board of directors breached its fiduciary duties by misrepresenting and omitting information in the Schedule 14D-9 Solicitation/Recommendation Statement that was filed with the U.S. Securities and Exchange Commission on October 17, 2014, including that the Company’s board of directors misrepresented or omitted information concerning (1) the Company’s financial projections; (2) the financial analyses of the Company’s financial advisor; (3) potential conflicts of interest with the Merger; and (4) facts about the background leading up to the announcement of the Merger. Also on October 23, 2014, the plaintiff filed a motion with the Court asking the Court to expedite the proceedings in this case and asking the Court to preliminarily enjoin the Merger. The plaintiff seeks injunctive and other equitable relief, including enjoining the defendants from consummating the Merger, in addition to other unspecified damages, fees and costs.

On November 6, 2014, the Company, each of its directors, Actavis W.C. Holding and Merger Sub entered into a Memorandum of Understanding (the “MOU”) with the plaintiffs in the Campbell, Kansagara, Stein, and Pelpola Actions (together the “Actions”), which sets forth the parties’ agreement in principle for a settlement of the Actions. As explained in the MOU, the Company and each of the other defendants have agreed to the settlement solely to eliminate the burden and uncertainty of continued litigation and without admitting any liability or wrongdoing. The MOU contemplates that the parties will enter into a settlement agreement. The settlement agreement will be subject to customary conditions, including court approval following notice to the Company’s stockholders. In the event that the parties enter into a settlement agreement, a hearing will be scheduled at which the Court of Chancery of the State of Delaware will consider the fairness, reasonableness and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought by or on behalf of the plaintiff or any member of the plaintiff class challenging any aspect of the Offer, the Merger, the Merger Agreement, and any disclosure made in connection therewith (but excluding claims for appraisal under Section 262 of the Delaware General Corporation Law), among other claims. In addition, in connection with the settlement, the parties contemplate that they will seek to negotiate the plaintiffs’ claim for attorneys’ fees and that plaintiffs’ counsel will file a petition in the Court of Chancery of the State of Delaware for an award of attorneys’ fees and expenses to be paid by the Company or its successor, which the defendants may oppose. The Company or its successor will pay or cause to be paid any attorneys’ fees and expenses awarded by the Court of Chancery of the State of Delaware. The parties may not ultimately enter into a settlement agreement and the Court of Chancery of the State of Delaware may not approve the settlement even if the parties were to enter into such settlement agreement. In such event, the proposed settlement as contemplated by the MOU may be terminated. The settlement will not affect the consideration to be received by the Company’s stockholders in connection with the Offer and the Merger. The Company and the other defendants believe the Actions are without merit and, in the event that the MOU is not approved or the requisite conditions are not satisfied, intend to defend the lawsuits vigorously.

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

Overview

We are a pharmaceutical company focused on the development and commercialization of novel therapeutics for patients with infectious diseases and acute illnesses. On May 23, 2014, the U.S. Food and Drug Administration, or FDA, approved Dalvance™ (dalbavancin) for injection for the treatment of adult patients with acute bacterial skin and skin structure infections, or ABSSSI, caused by susceptible Gram-positive bacteria, including methicillin-resistant Staphylococcus aureus, or MRSA. Dalvance is the first and only IV antibiotic approved for the treatment of ABSSSI with a two-dose regimen of 1000 mg followed one week later by 500 mg, each administered over 30 minutes. Dalbavancin is designated as a Qualified Infectious Disease Product, or QIDP, by the FDA. Dalbavancin’s QIDP designation qualifies it for an additional five years of marketing exclusivity to be added to certain exclusivity periods already provided by the Food, Drug and Cosmetic Act. We have completed two global Phase 3 clinical trials with dalbavancin for the treatment of patients with ABSSSI (which we refer to as DISCOVER 1 and DISCOVER 2). Based on final data from DISCOVER 1 and DISCOVER 2, or the DISCOVER trials, dalbavancin achieved its primary efficacy endpoint of non-inferiority, which was clinical response at 48 to 72 hours after initiation of therapy, as determined by the cessation of spread of the lesion, as well as the resolution of fever. Dalbavancin also achieved its secondary efficacy endpoint in the DISCOVER trials, which was clinical success at the end of treatment. We expect that this secondary endpoint will be the primary measure of efficacy for regulatory review in Europe. We submitted a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, on November 27, 2013. On December 20, 2013, the EMA accepted our MAA for review. We began selling dalbavancin in the United States in late July and, if approved in the European Union, we may also directly commercialize dalbavancin in Western Europe with a targeted hospital sales force and may use a variety of types of collaboration arrangements for commercialization in other markets. On July 29, 2014 we entered into a license agreement and a supply agreement with A.C.R.A.F. S.p.A., or Angelini, for the purpose of allowing Angelini to commercialize dalbavancin in certain European markets.

In April 2014, we initiated enrollment in a Phase 3b clinical trial to evaluate the efficacy and safety of a single 1500 mg dose of dalbavancin infused over 30 minutes in adult patients with ABSSSI caused by susceptible Gram-positive bacteria, which we refer to as our single dose study. This Phase 3b multicenter, double-blind, randomized, controlled clinical trial is designed to compare a single dose of dalbavancin with the same two dose, once weekly regimen of dalbavancin that was used in each of the previously conducted Phase 3 clinical trials for dalbavancin. We plan to enroll approximately 410 adult patients with ABSSSI known or suspected to be caused by susceptible Gram-positive bacteria, including MRSA; the sample size of the study could be increased if, after review of interim outcome data by a Data Management Committee, a recommendation is made to add additional patients to the study to maintain the power of the trial.

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

In August 2014, we commenced the initial planning and start-up activities for a Phase 3, double-blind, randomized, multicenter trial to assess the safety and efficacy of a single 1500 mg dose of dalbavancin plus a single 500 mg dose of azithromycin in comparison to an approved antibiotic regimen of linezolid 600 mg every 12 hours for 10-14 days plus a single 500 mg dose of azithromycin for the treatment of community acquired bacterial pneumonia. We are also currently developing a protocol for an additional Phase 3 clinical trial to evaluate efficacy and safety of dalbavancin in patients with pediatric osteomyelitis. We expect this trial to begin enrollment in late 2014 to early 2015.

On October 5, 2014, we entered into an agreement and plan of merger, or the Merger Agreement, with Actavis W.C. Holding Inc., or Actavis W.C. Holding, and Delaware Merger Sub, Inc., a wholly owned subsidiary of Actavis W.C. Holding referred to herein as Merger Sub, pursuant to which, and on the terms and subject to the conditions thereof, among other things, Merger Sub is obligated to commence a tender offer, or the Offer, on or before October 21, 2014, to acquire all of the outstanding shares of our common stock at a purchase price of $23.00 per share net to the seller in cash, without interest and less any applicable withholding taxes, plus one non-transferable contractual contingent value right per share, which represents the right to receive contingent payments of up to $5.00 in cash in the aggregate, if any, without interest and less any applicable withholding taxes, if specified milestones are achieved, subject to and in accordance with the terms and conditions of a CVR Agreement to be entered into between Actavis W.C. Holding and a rights agent selected by Actavis W.C. Holding and reasonably acceptable to us. Following the completion of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will merge with and into us, with our company surviving as a direct wholly owned subsidiary of Actavis W.C. Holding, pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law without a vote of our stockholders, the foregoing transaction being described herein as the Merger. On October 17, 2014, Merger Sub commenced the Offer. Unless extended by Actavis W. C. Holding in accordance with the Merger Agreement, the offering period for the Offer will expire at 12:00 midnight, New York City time, on November 14, 2014. We expect the merger with Actavis W.C. Holding to close in the fourth quarter of 2014. The outside date, after which either party may terminate the Merger Agreement if the transactions contemplated by the Merger Agreement have not been consummated, is March 5, 2015.

We expect to consummate the merger with Actavis W.C. Holding in the fourth quarter of 2014. However, we have prepared this quarterly report and the forward-looking statements contained in this quarterly report as if we were going to remain an independent company. If the merger is consummated, many of the forward-looking statements contained in this quarterly report would no longer be applicable.

We acquired our rights to dalbavancin through our acquisition of all of the outstanding shares of capital stock of Vicuron Pharmaceuticals Inc., or Vicuron, from Pfizer Inc., or Pfizer, in December 2009. We paid total up-front consideration of $10.0 million for the Vicuron shares and dalbavancin inventory to be used in research. In March 2011, Pfizer refunded to us $6.0 million of the initial purchase price under the terms of our stock purchase agreement, or Pfizer Agreement, based on documentation we provided that supported the position that marketing approval for dalbavancin required more than one new Phase 3 clinical trial. Following the first commercial sale of dalbavancin for the treatment of adult patients with ABSSSI in the United States, which occurred in late July 2014, we became obligated to pay Pfizer an additional milestone payment of $25.0 million. However in late August 2014, pursuant to the Pfizer Agreement, we elected to defer the milestone payment for a period of up to five years by delivering to Pfizer a promissory note for the full amount of such milestone payment. Interest on the outstanding principal amount of the promissory note accrues at a rate of 10% per annum, compounded annually. Under our credit agreement with PDL BioPharma, Inc., or PDL, discussed in note 6 to our financial statements, Long-term Debt, we are prohibited from making any prepayment to Pfizer as long as amounts are outstanding under the credit agreement, which we refer to as the PDL credit agreement.

We were incorporated and commenced active operations in the fourth quarter of 2009. Through September 30, 2014, we recorded net revenue of $10.1 million. We do not expect our commercially launched product, Dalvance, to generate revenue that is sufficient to achieve profitability in 2014 because we continue to incur significant expenses as we expand commercialization activities and conduct additional Phase 3 clinical trials for additional indications. To date, we have financed our operations primarily with net proceeds from private placements of our preferred stock, our initial public offering of common stock, which we closed in July 2012, a secured debt financing, which we completed in March 2013 and refinanced with a new lender in October 2013, and a public offering of our common stock, which we closed in April 2013. We incurred net losses of $58.0 million for the nine month period ended September 30, 2014.

In March 2013, we and certain of our subsidiaries entered into a loan and security agreement, or loan agreement, with Oxford Finance LLC, or Oxford, pursuant to which our wholly-owned Dutch subsidiaries borrowed an aggregate principal amount of $20.0 million. On October 31, 2013, we and certain of our subsidiaries entered into the PDL credit agreement, pursuant to which our wholly-owned Dutch subsidiaries borrowed an aggregate principal amount of $25.0 million, and upon marketing approval of dalbavancin on May 23, 2014 we borrowed, as required pursuant the terms of the PDL credit agreement, an additional aggregate principal amount of $15.0 million. Upon the satisfaction of certain conditions to funding set forth in the PDL credit agreement, and for up to nine months following regulatory approval in May 2014, we have the option to borrow an additional aggregate principal amount of up to $30.0 million. Amounts borrowed under the PDL credit agreement are guaranteed by us and certain of our subsidiaries. The loans are secured by a lien on all or substantially all of our assets and all or substantially all of the assets of our subsidiaries (other than Durata Therapeutics Limited), including the pledge of the equity interests in each of our subsidiaries. Pursuant to the PDL credit agreement, in October 2013 we repaid in full amounts outstanding under the Oxford loan agreement, including prepayment penalties and fees, and our arrangement with Oxford was terminated.

In April 2013, we closed a public offering of 8,222,500 shares of common stock at a public offering price of $7.00 per share, including 1,072,500 shares pursuant to the exercise by the underwriters of an over-allotment option. Net proceeds were approximately $54.1 million, after deducting underwriting discounts and commissions but prior to the payment of offering expenses payable by us.

We expect to continue to incur significant expenses particularly as we commercialize dalbavancin, seek marketing approval for product candidates, build our commercial organization, conduct clinical trials for additional indications for dalbavancin, including pneumonia, pediatric skin and pediatric osteomyelitis, as well as new dosing strategies and formulations, and manufacture product. In addition, based upon the marketing approval of dalbavancin, and if we obtain marketing approval of any other product candidate that we develop, we expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses. Furthermore, we are incurring additional costs associated with operating as a public company. These costs include significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Moreover, additional rules and regulations applicable to public companies will continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

Total revenues through September 30, 2014 were composed of product sales of Dalvance, which was launched in the United States in late July 2014, and revenue from non-refundable upfront license fees related to our licensing agreement with Angelini, which we refer to as contract revenue. Through September 30, 2014, we have generated $10.1 million in revenue, of which $6.3 million relates to product sales and $3.8 million relates to contract revenue. We record product revenue net of allowances and accruals for prompt pay discounts, rebates and chargebacks under U.S. governmental programs (including Medicaid), product returns, and distribution-related fees. We recognize contract revenue over the term of the agreement as performance obligations are completed. Our ability to continue to generate product revenue will depend heavily on our ability to successfully commercialize dalbavancin, which we launched in the United States in late July 2014.

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

We intend to use our employee and infrastructure resources across multiple research and development projects. We do not allocate employee-related expenses or depreciation to any particular project. To date, the large majority of our research and development work has related to dalbavancin and completing clinical testing to support approval to market dalbavancin for the treatment of adult patients with ABSSSI, which was received in May 2014.

We anticipate that we will continue to incur significant research and development expenses in connection with clinical trials for additional indications and new dosing strategies and formulations for dalbavancin, manufacturing product candidates and with seeking marketing approval for possible other product candidates.

The successful development of dalbavancin and future product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainties of:

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

Subsequent to the closing date of the acquisition, we measured the contingent consideration arrangements at fair value for each period with changes in fair value recognized in our statement of operations under acquisition related charges, net. Changes in fair value reflected new information about the acquired in-process research and development asset and its progress toward approval, and the passage of time, and therefore ultimately the probability of achieving regulatory approval for dalbavancin. Separately, the possibility of receiving the $6.0 million contingent asset was also reassessed as development efforts continued. We received the $6.0 million contingent receivable in March 2011. In the absence of new information, changes in fair value reflected only the passage of time as development work towards the achievement of the milestones progressed. The balance of the contingent liability consideration, which reflects the fair value of the contingent milestone payment, was $20.9 million as of December 31, 2013. Following regulatory approval of dalbavancin in May 2014, we increased the fair value of the contingent consideration to $25.0 million. In August 2014, we deferred payment of the previously disclosed $25.0 million milestone payment owed to Pfizer and delivered to Pfizer a promissory note in an aggregate principal amount of $25.0 million representing the amount of such milestone payment. In our consolidated balance sheet as of September 30, 2014, we reflected this liability as long-term debt, as payment is not expected to occur within twelve months. Further, we are prohibited from making any payment to Pfizer as long as amounts are outstanding under our credit agreement with PDL.

Interest Income

Our cash and cash equivalents are invested primarily in money market accounts and other short-term investments, which generate a modest amount of interest income. We expect to continue that investment philosophy as we obtain more financing proceeds or generate cash from operations.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on our limited historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the year ended December 31, 2013 related to accrued research and development expenses, share-based compensation and valuation of long-lived and intangible assets and goodwill. We began to sell Dalvance in late July 2014. As such, we identified additional critical accounting policies as of September 30, 2014 related to revenue and inventory, further described in note 2, Summary of Significant Accounting Policies, to our financial statements.

Results of Operations

Comparison of Three Month Periods Ended September 30, 2014 and 2013

The following table summarizes selected operating expense data for the three month periods ended September 30, 2014 and 2013:

	Three Month Period Ended
(In Millions)	September 30, 2014	September 30, 2013
Revenue:
Product revenue, net	$6.3	$—
Contract revenue	3.8	—

Total revenue	10.1	—
Operating Expenses:
Amortization of intangible assets	0.4	—
Research and development expenses	11.3	5.9
General and administrative expenses	16.7	4.8
Acquisition related charges, net	—	0.3

Revenue

Net revenue was $10.1 million for the three month period ended September 30, 2014 and included net product revenue of $6.3 million and contract revenue of $3.8 million. We did not record any revenue for the three month period ended September 30, 2013 as FDA approval of Dalvance had not yet been obtained.

Our gross product revenue is offset by provisions as follows for the three month periods ended September 30, 2014 and 2013:

	Three Month Period Ended
(In Millions)	September 30, 2014	September 30, 2013
Gross product revenue	$6.8	$—
Contractual adjustments	(0.4)	—
Governmental rebates	(0.1)	—

Product revenue, net	$6.3	$—

Certain of our product sales qualify for rebates or discounts from standard pricing due to contractual agreements or government-sponsored programs. Our contractual adjustments include provisions for wholesaler distribution fees, pricing, returns, and early payment discounts. Our governmental rebates include estimated amounts for government-mandated rebates and discounts relating to certain qualifying federal and state government programs such as the Veterans’ Administration and Department of Defense (DoD) programs and Medicaid.

We launched Dalvance during the third quarter and we had anticipated very limited demand sales prior to the fourth quarter. Through September, we had sold approximately 4,900 vials of Dalvance. The majority of those vial sales, approximately 80%, were sold into third party inventory with the remainder of the vials sold representing patient-intended purchases, or end-user customer demand.

As of September 2014, nearly 150 hospitals and other end-user customers had ordered Dalvance, and that number has increased by approximately 40% in October. Our customer reorder rate was approximately 40% through the end of the third quarter, and increased to over 50% through October. Our sales and medical affairs teams have also been very active in initiating formulary processes and reviews. As we look to the fourth quarter and full year 2014, our commercial organization and medical affairs team will have helped support the formulary review of Dalvance at over 500 institutions.

We expect the volume of patient-intended demand sales of Dalvance in the U.S. to increase in the fourth quarter of 2014 due to greater market penetration, continued expansion of unique account orders, a continued high percentage of repeat orders and increased formulary acceptance.

Amortization of intangible assets

Following the FDA approval of dalbavancin in May 2014, the Company determined the useful life of the asset to be 10 years based largely on the 10-year marketing exclusivity period and reclassified the asset out of in-process research and development and began amortization. We recorded $0.4 million of amortization of intangible assets for the three month period ended September 30, 2014. No amortization had been recorded for the three month period ended September 30, 2013 as the related acquired research and development was still in process.

Research and Development Expenses

Research and development expenses for the quarter ended September 30, 2014 were $11.3 million, compared to $5.9 million for the quarter ended September 30, 2013. The $5.4 million increase was due primarily to costs associated with our single dose study and higher payroll expenses as a result of increased headcount to support ongoing development of dalbavancin, partially offset by a decrease in consulting spending.

Research and development expenses during the three month periods ended September 30, 2014 and 2013 included the following:

•	CRO and other clinical trial related expenses were $6.7 million for the three month period ended September 30, 2014, representing 59% of total research and development expenses during the period, and were principally comprised of expenses for clinical trial activities, including costs related to our single dose study. CRO and other clinical trial expenses were $1.3 million for the three month period ended September 30, 2013. The increase of $5.4 million is primarily due to the increase in clinical trial activities related to our single dose and pneumonia studies.

•	Chemistry, manufacturing and control, or CMC, related expenses were $0.6 million for the three month period ended September 30, 2014, representing 5% of total research and development expenses during the period, and were principally comprised of costs related to the manufacturing of product for commercialization. CMC related expenses were $0.6 million for the three month period ended September 30, 2013, and were principally comprised of costs related to manufacturing product for commercialization.

•

Consulting fees were approximately $0.9 million for the three month period ended September 30, 2014, representing 8% of total research and development expenses during the period, and were comprised of $0.2 million for clinical activity consultants, including database, microbiology, toxicology and pharmacology consultants, $0.3 million for regulatory consultants, $0.1 million for CMC consultants, $0.2 million for quality assurance consultants, and $0.1 million for pharmacovigilance consultants. Consulting fees were $2.3 million for the three month period ended September 30, 2013, and were comprised of $0.8 million for clinical activity consultants, including database, microbiology, toxicology and pharmacology consultants, $0.5 million for regulatory consultants, $0.5 million for CMC consultants and $0.5 million for quality assurance consultants. The decrease of $1.4 million is due to a decrease in outsourced clinical trial resources and is offset by an increase in headcount to support ongoing development of dalbavancin, as well as reduced activity surrounding regulatory submissions versus the prior year.

•	Payroll expenses were $3.1 million for the three month period ended September 30, 2014, representing 28% of total research and development expenses during the period, and were principally comprised of salaries, payroll taxes and benefits for our employees in research and development. We had 52 employees in research and development at September 30, 2014. Payroll expenses for the three month period ended September 30, 2014 also included share-based compensation expense for employees of approximately $0.3 million. We had 26 employees in research and development at September 30, 2013. Payroll expenses for the three month period ended September 30, 2013 were $1.7 million, which included $0.1 million of share-based compensation expense. The increase of $1.4 million is primarily related to increased headcount as we build out our clinical development team to support ongoing development of dalbavancin.

General and Administrative Expenses

Our general and administrative expenses in the three month period ended September 30, 2014 increased $11.9 million to $16.7 million from $4.8 million in the three month period ended September 30, 2013. The increase related to our continued expansion efforts to support the commercial launch of dalbavancin, which occurred in late July 2014. General and administrative expenses during three month periods ended September 30, 2014 and 2013 included the following:

•	Payroll expenses for the three month period ended September 30, 2014 were $10.7 million, representing 64% of total general and administrative expenses during the period, and were principally comprised of salaries, payroll taxes and benefits for our general and administrative employees. We had 154 employees in general and administrative functions at September 30, 2014 and 36 employees as of September 30, 2013. Payroll expense of a similar nature was $3.1 million for the three month period ended September 30, 2013. Payroll expense for the three month periods ended September 30, 2014 and 2013 included share-based compensation expense for employees of $0.8 million and $0.5 million, respectively. The increase of $7.6 million is primarily due to increased headcount for commercial activities including our sales force.

•	Professional fee expenses for the three month period ended September 30, 2014 were $0.9 million, representing 5% of total general and administrative expenses during the period, and were principally comprised of fees for legal services. Professional fee expense of a similar nature was $0.2 million for the three month period ended September 30, 2013. The increase of $0.7 million is due to an increase in legal costs in support of business expansion.

•	Consulting fees for the three month period ended September 30, 2014 were $3.8 million, representing 23% of total general and administrative expenses during the period, and were principally comprised of activities related to the commercial launch of dalbavancin. Consulting fees also included expenses related to tax services, business development, public relations, audit and public reporting fees, and research projects for our medical affairs and commercial departments. Consulting fees were $0.9 million for the three month period ended September 30, 2013. The increase of $2.9 million is due to costs associated with the third quarter 2014 launch of Dalvance.

•	Occupancy and other operating expenses for the three month period ended September 30, 2014 were $1.0 million, representing 6% of total general and administrative expenses during the period, and were principally comprised of rent, utilities, insurance, office and other expenses. Occupancy and other operating expense of a similar nature was $0.5 million for the three month period ended September 30, 2013.

•	Non-employee compensation expense for the three month period ended September 30, 2014 was $0.3 million, representing 2% of total general and administrative expense during the period, and included board of director fees and expense related to non-employee director stock option awards. Non-employee compensation expense for the three month period ended September 30, 2013 was approximately $0.1 million and included board of director fees and expense related to non-employee director stock option awards.

Acquisition Related Charges, Net

For the three month period ended September 30, 2014, there were no acquisition related charges, net. Acquisition related charges, net were $0.3 million for the three month period ended September 30, 2013, which consisted of the accretion of the contingent liability related to the $25.0 million milestone payment that became due upon the first commercial sale of dalbavancin. Pursuant to the terms of the Pfizer Agreement, in August 2014, we delivered to Pfizer a promissory note in an aggregate principal amount of $25.0 million representing the amount of such milestone payment.

Income Taxes

We have historically computed interim period tax expense by applying the forecasted effective tax rate to year-to-date earnings. However, for the three month period ended September 30, 2014 we determined we were unable to reliably estimate our annual effective tax rate due to the effective tax rate being highly sensitive to minor fluctuations in forecasted income. As such, we have computed the U.S. and foreign tax expense for the three month period ended September 30, 2014 using the actual year-to-date effective tax rate. The effective tax rate for the three month period ended September 30, 2014 was negative 1.0%. This effective rate differs from the federal tax rate of 35% primarily due to the effects of foreign losses that are not benefited, state taxes, foreign rate differential, as well as items that are deductible for books and not U.S. tax. We recorded income tax expense of $0.2 million and $0.3 million in the three month periods ended September 30, 2014 and 2013, respectively.

Interest Expense

Interest expense recorded in the three month period ended September 30, 2014 consisted of interest incurred related to our credit agreement with PDL and our milestone payment due to Pfizer. For the three month period ended September 30, 2013, interest expense consisted of interest incurred and amortization of debt discount and debt financing fees related to the debt financing completed in March 2013.

Comparison of Nine Month Periods Ended September 30, 2014 and 2013

The following table summarizes selected operating expense data for the nine month periods ended September 30, 2014 and 2013:

	Nine Month Period Ended
(In Millions)	September 30, 2014	September 30, 2013
Revenue:
Product revenue, net	$6.3	$—
Contract revenue	3.8	—

Total revenue	10.1	—
Operating Expenses:
Amortization of intangible assets	0.5	—
Research and development expenses	26.5	30.2
General and administrative expenses	35.0	13.4
Acquisition related charges, net	4.1	0.8

Revenue

Total revenue for the nine month period ended September 30, 2014 was comprised of product revenue related to sales of Dalvance, which was launched in the United States in late July 2014, and revenue from non-refundable upfront license fees related to our licensing agreement with Angelini, which we refer to as contract revenue. Net revenue was $10.1 million for the nine month period ended September 30, 2014 and included net product revenue of $6.3 million and contract revenue of $3.8 million. We record product revenue net of allowances and accruals for prompt pay discounts, rebates and chargebacks under U.S. governmental programs (including Medicaid), product returns, and distribution-related fees. We recognize contract revenue over the term of the agreement as performance obligations are completed. We did not record any revenue for the nine month period ended September 30, 2013 as FDA approval of Dalvance had not yet been obtained.

Our gross product revenue is offset by provisions as follows for the three month periods ended September 30, 2014 and 2013:

	Nine Month Period Ended
(In Millions)	September 30, 2014	September 30, 2013
Gross product revenue	$6.8	$—
Contractual adjustments	(0.4)	—
Governmental rebates	(0.1)	—

Product revenue, net	$6.3	$—

Certain of our product sales qualify for rebates or discounts from standard pricing due to contractual agreements or government-sponsored programs. Our contractual adjustments include provisions for wholesaler distribution fees, pricing, returns, and early payment discounts. Our governmental rebates include estimated amounts for government-mandated rebates and discounts relating to certain qualifying federal and state government programs such as the Veterans’ Administration and Department of Defense (DoD) programs and Medicaid.

Amortization of intangible assets

Following the FDA approval of dalbavancin in May 2014, the Company determined the useful life of the asset to be 10 years based largely on the 10-year marketing exclusivity period and reclassified the asset out of in-process research and development and began amortization. We recorded $0.5 million of amortization of intangible assets for the nine month period ended September 30, 2014. No amortization had been recorded for the nine month period ended September 30, 2013 as the related acquired research and development was still in process.

Research and Development Expenses

Research and development expenses for the nine month period ended September 30, 2014 were $26.5 million, compared to $30.2 million for the nine month period ended September 30, 2013. The $3.7 million decrease was due primarily to the production of active pharmaceutical ingredient in the second quarter of 2013 versus none in the second quarter of 2014 as well as reduced clinical consulting expenses and is partially offset by an increase in costs related to our single dose study and higher payroll expenses as a result of increased headcount to support ongoing development of dalbavancin.

Research and development expenses during the nine month periods ended September 30, 2014 and 2013 included the following:

•

CRO and other clinical trial related expenses were $11.4 million for the nine month period ended September 30, 2014, representing 43% of total research and development expenses during the period, and were principally comprised of expenses for clinical trial activities, including costs related to our single dose study. CRO and other clinical trial expenses were $8.9 million for the nine month period ended September 30, 2013. The decrease of $2.5 million is primarily due to the decrease in clinical trial activities following completion of our DISCOVER trials, partially offset by the increase in costs related to our clinical trial activities for our single dose and pneumonia studies.

•	CMC related expenses were $4.0 million for the nine month period ended September 30, 2014, representing 15% of total research and development expenses during the period, and were principally comprised of costs related to the manufacturing of product for commercialization. CMC related expenses were $10.5 million for the nine month period ended September 30, 2013, and were principally comprised of costs related to the production of active pharmaceutical ingredient in anticipation of commercialization.

•	Consulting fees were approximately $3.2 million for the nine month period ended September 30, 2014, representing 12% of total research and development expenses during the period, and were comprised of $0.9 million for clinical activity consultants, including database, microbiology, toxicology and pharmacology consultants, $1.1 million for regulatory consultants, $0.4 million for CMC consultants, $0.6 million for quality assurance consultants, and $0.2 million for pharmacovigilance consultants. Consulting fees were $6.3 million for the nine month period ended September 30, 2013, and were comprised of $3.1 million for clinical activity consultants, including database, microbiology, toxicology and pharmacology consultants, $1.2 million for regulatory consultants, $1.1 million for CMC consultants and $0.9 million for quality assurance consultants. The decrease of $3.1 million is primarily due to a decrease in outsourced clinical trial resources as well as reduced activity surrounding regulatory submissions versus the prior year.

•	Payroll expenses were approximately $7.9 million for the nine month period ended September 30, 2014, representing 30% of total research and development expenses during the period, and were principally comprised of salaries, payroll taxes and benefits for our employees in research and development. Payroll expenses for the nine month period ended September 30, 2014 also included share-based compensation expense for employees of approximately $0.7 million. Payroll expenses for the nine month period ended September 30, 2013 were $4.5 million, which included $0.4 million of share-based compensation expense. The increase of $3.4 million is primarily related to increased headcount as we build our clinical development team to support ongoing development of dalbavancin.

General and Administrative Expenses

Our general and administrative expenses in the nine month period ended September 30, 2014 increased $21.6 million to $35.0 million from $13.4 million in the nine month period ended September 30, 2013. The increase related to our continued expansion efforts to support the commercial launch of dalbavancin. General and administrative expenses during the nine month periods ended September 30, 2014 and 2013 included the following:

•	Payroll expenses for the nine month period ended September 30, 2014 were $22.3 million, representing 64% of total general and administrative expenses during the period, and were principally comprised of salaries, payroll taxes and benefits for our general and administrative employees. Payroll expense of a similar nature was $8.5 million for the nine month period ended September 30, 2013. Payroll expense for the nine month periods ended September 30, 2014 and 2013 included share-based compensation expense for employees of $2.0 million and $1.3 million, respectively. The increase of $13.8 million is primarily due to increased headcount for commercial activities including our sales force.

•	Professional fee expenses for the nine month period ended September 30, 2014 was $1.4 million, representing 4% of total general and administrative expenses during the period, and was principally comprised of fees for legal services. Professional fee expense of a similar nature was $0.7 million for the nine month period ended September 30, 2013. The increase of $0.7 million is due to an increase in legal costs in support of business expansion.

•	Consulting fees for the nine month period ended September 30, 2014 were $7.8 million, representing 22% of total general and administrative expenses during the period, and were principally comprised of activities related to the commercial launch of dalbavancin. Consulting fees also included expenses related to tax services, business development, public relations, audit and public reporting fees, and research projects for our medical affairs and commercial departments. Consulting fees were $2.3 million for the nine month period ended September 30, 2013. The increase of $5.5 million is due to costs associated with the advancement of our commercial planning activities through the third quarter 2014 launch of Dalvance.

•	Occupancy and other operating expenses for the nine month period ended September 30, 2014 were $2.8 million, representing 8% of total general and administrative expenses during the period, and were principally comprised of rent, utilities, insurance, office and other expenses. Occupancy and other operating expenses of a similar nature were $1.6 million for the nine month period ended September 30, 2013.

•	Non-employee compensation expense for the nine month period ended September 30, 2014 was $0.7 million, representing 2% of total general and administrative expense during the period, and included board of director fees and expense related to non-employee director stock option awards. Non-employee compensation expense for the nine month period ended September 30, 2013 was $0.3 million and included board of director fees and expense related to non-employee director stock option awards.

Acquisition Related Charges, Net

The contingent liability increased by $4.1 million for the nine month period ended September 30, 2014 and $0.8 million for the nine month period ended September 30, 2013, which was recorded as a charge to acquisition related charges, net. The increase during the nine month period ended September 30, 2014 is due to the FDA’s approval of dalbavancin for the treatment of adult patients with ABSSSI on May 23, 2014. Pursuant to the terms of the Pfizer Agreement, in August 2014, we delivered to Pfizer a promissory note in an aggregate principal amount of $25.0 million representing the amount of such milestone payment, which resulted in a change in probability of the contingent liability related to such milestone payment.

Income Taxes

We have historically computed interim period tax expense by applying the forecasted effective tax rate to year-to-date earnings. However, for the nine month period ended September 30, 2014, we determined we were unable to reliably estimate our annual effective tax rate due to the effective tax rate being highly sensitive to minor fluctuations in forecasted income. As such, we have computed the U.S. and foreign tax expense for the nine month period ended September 30, 2014, using the actual year-to-date effective tax rate. The effective tax rate for the nine month period ended September 30, 2014 was 2.4%. This effective tax rate differs from the federal tax rate of 35% primarily due to the effects of foreign losses that are not benefited, state taxes, foreign rate differential, as well as items that are deductible for books and not U.S. tax. We recorded income benefit of $1.4 million for the nine month period ended September 30, 2014, and income tax expense of $0.7 million in the nine month period ended September 30, 2013.

Liquidity and Capital Resources

Sources of Liquidity

Through September 30, 2014, we have generated limited revenues and have financed our operations primarily with proceeds from private placements of our preferred stock, our initial public offering of common stock, which we closed in July 2012, a secured debt financing, which we completed in March 2013 and refinanced with a new lender in October 2013, and a public offering of our common stock, which we closed in April 2013. As of September 30, 2014, we had cash and cash equivalents totaling $27.7 million and short-term investments of $7.8 million. We primarily invest our cash and cash equivalents in money market funds.

The following table summarizes our cash flow activity for the nine month periods ended September 30, 2014 and 2013:

	Nine month Period Ended
(In Thousands)	September 30, 2014	September 30, 2013
Net cash used in operating activities	$(37,333)	$(51,046)
Net cash provided by (used in) investing activities	$12,905	$(9,791)
Net cash provided by financing activities	$15,244	$73,065

Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The decrease in net cash used in operating activities in the nine month period ended September 30, 2014 was primarily related to changes in components of working capital as well as the decrease in research and development expenses, as discussed above under results of operations, partially offset by an increase in general and administrative costs as we continued expansion efforts in support of the commercial launch of dalbavancin.

Investing Activities

Net cash provided by investing activities during the nine month period ended September 30, 2014 was primarily related to proceeds from the sale of short-term investments, partially offset by the addition of a certificate of deposit held by our bank as collateral for an irrevocable standby letter of credit issued in connection with one of our office leases. Net cash used by investing activities during the nine month period ended September 30, 2013 was primarily related to cash invested in short-term investments, the purchase of property and equipment and an increase in our certificate of deposit held by the bank as collateral for an irrevocable standby letter of credit issued in connection with one of our office leases.

Financing Activities

Net cash provided by financing activities for the nine month period ended September 30, 2014 was principally the result of cash received from the receipt of the obligatory Second Tranche Milestone funding as part of our credit agreement with PDL, and cash received from stock option exercises. Net cash provided by financing activities for the nine month period ended September 30, 2013 was principally the result of the $54.1 million of net proceeds from the public offering that we closed in April 2013 and the proceeds from the $20.0 million secured debt financing that we closed in March 2013, partially offset by financing fees and expenses of $1.1 million that we paid in connection with these two financings.

Funding Requirements

We anticipate that we will continue to incur significant expenses in connection with marketing our products, seeking marketing approval for product candidates, continuing to develop our commercial organization, conducting clinical trials for additional indications for dalbavancin, including pneumonia, pediatric skin and pediatric osteomyelitis, as well as new dosing strategies and formulations, and manufacturing product. In addition, in connection with obtaining regulatory approval and commercializing dalbavancin, we expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses. Our expenses also will increase if and as we:

•	maintain, expand and protect our intellectual property portfolio;

•	in-license or acquire other products and technologies;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

Our cash, cash equivalents and short-term investment balances are our primary source of liquidity, and we believe our financial resources are sufficient to fund our operations for the next twelve months. We also have available to us through February 22, 2015, the $30.0 million Delayed Draw under our PDL credit agreement, discussed in note 6, Long-term Debt, to our financial statements, and we anticipate the receipt of a milestone payment of $10.0 million under our License Agreement with Angelini, discussed in note 3, License Agreement, to our financial statements, payable 30 days following EMA approval which is expected in the first quarter of 2015. We estimate that such funds will be sufficient to enable us to support the commercial launch of dalbavancin for the treatment of patients with ABSSSI in the United States and to seek marketing approval for dalbavancin in the European Union. Additionally, we estimate the funds will be sufficient to explore the development of dalbavancin for additional indications and new dosing strategies and formulations. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the costs of continued commercialization activities for dalbavancin, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	revenue received from commercial sales of dalbavancin;

•	the costs of developing dalbavancin for additional indications and new dosing strategies and formulations;

•	the costs, timing and outcome of regulatory review of dalbavancin;

•	our ability to establish collaborations on favorable terms, if at all;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the extent to which we in-license or acquire other products and technologies; and

•	the scope, progress, results and costs of product development for our product candidates.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us.

If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Under the terms and prior to the termination of the Merger Agreement, we must receive Actavis W.C. Holding’s approval of certain expenditures above certain dollar amounts, as set forth in the Merger Agreement.

Contractual Obligations and Commitments

Pursuant to the PDL credit agreement, upon marketing approval of dalbavancin in the United States on May 23, 2014, we borrowed, as required pursuant to the terms of the PDL agreement, an aggregate principal amount of $15.0 million from PDL.

Pursuant to the Pfizer Agreement in August 2014, we delivered to Pfizer a promissory note in an aggregate principal amount of $25.0 million representing the amount of the milestone payment owed to Pfizer as a result of the first commercial sale of dalbavancin for the treatment of ABSSSI.

We have a supply agreement, as amended, with Gnosis Bioresearch srl., or Gnosis, to supply us with the drug substance for dalbavancin in the form of injectable grade powder. Pursuant to the second amendment to this supply agreement, effective as of August 2014, we are required to purchase specified minimum annual purchase volumes of drug substances at specified prices through 2017 in the amount of $49.8 million from Gnosis.

In the event we terminate the Merger Agreement with Actavis W.C. Holding, we have agreed to pay Actavis W.C. Holding a termination fee of $20.2 million under specified circumstances, including (i) a termination by us to enter into an agreement for an alternative transaction which constitutes a Superior Proposal (as defined in the Merger Agreement), (ii) a termination by Actavis W.C. Holding if our board of directors changes its recommendation in respect of the Offer or (iii) a termination under specified circumstances during the pendency of a publicly disclosed third party proposal to acquire our company if, within nine months of such termination, our board of directors approves or recommends an alternative transaction or we consummate or enter into an agreement for an alternative transaction.

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

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents and available for sale securities of $35.5 million and $59.7 million as of September 30, 2014 and December 31, 2013, respectively. Our current investment policy is to invest our cash in a variety of financial instruments, principally deposits, securities issued by the U.S. government and its agencies, corporate fixed income, and money market instruments. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs, and fiduciary control of cash and investments. We seek to maximize income from our investments without assuming significant risk.

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

We contract with CROs and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of September 30, 2014 and December 31, 2013, substantially all of our liabilities were denominated in the U.S. dollar.

Our long-term debt obligations to PDL BioPharma, Inc. and Pfizer Inc. bear interest at a fixed rate and therefore we do not have exposure to changes in interest rates on borrowings under these facilities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the nine months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, the Company and its subsidiaries are sometimes parties to various legal claims, actions and/or proceedings, which may involve a variety of areas of law.

On October 10, 2014, a putative stockholder class action complaint, captioned Warren Campbell v. Ahrens, et al., No. 10222 (Del. Ch. Ct.), was filed against us, our board of directors, Actavis W.C. Holding, and others in Delaware Chancery Court. The complaint alleges that members of our board of directors breached their fiduciary duties in connection with the approval of the Merger and that we and Actavis W.C. Holding aided and abetted the alleged breach of fiduciary duties. The complaint alleges that our directors breached their fiduciary duties in connection with the proposed transaction by, among other things, conducting a flawed sale process, failing to maximize stockholder value and obtain the best financial and other terms, and failing to inform themselves of the value of our company. On October 22, 2014, the plaintiff filed an amended complaint to include additional allegations that our board of directors breached its fiduciary duties by misrepresenting and omitting information in the Schedule 14D-9, including that our board of directors misrepresented or omitted information concerning (1) our financial projections; (2) the financial analyses of our financial advisor; (3) potential conflicts of interest with the Merger; and (4) facts about the background leading up to the announcement of the Merger. The plaintiff seeks injunctive and other equitable relief, including enjoining the defendants from consummating the Merger, in addition to other unspecified damages, fees and costs.

Also on October 10, 2014, another putative stockholder class action complaint, captioned Shiva Stein v. Durata Therapeutics, Inc., et al., No. 2014-CH-16430 (Ill. Cir. Ct.), was filed against us, our board of directors, Actavis W.C. Holding, and Merger Sub in the Circuit Court of Cook County, Illinois. The complaint alleges that members of our board of directors breached their fiduciary duties in connection with the approval of the Merger and that we, Actavis W.C. Holding and Merger Sub aided and abetted the alleged breach of fiduciary duties. The complaint alleges that our directors breached their fiduciary duties in connection with the proposed transaction by, among other things, conducting a flawed sale process, failing to maximize stockholder value and obtain the best financial and other terms, and failing to inform themselves of the value of our company. On October 21, 2014, the plaintiff filed an amended complaint to include additional allegations that our board of directors breached its fiduciary duties by misrepresenting and omitting information in the Schedule 14D-9, including that our board of directors misrepresented or omitted information concerning (1) our financial projections; (2) the financial analyses of our financial advisor; (3) potential conflicts of interest with the Merger; and (4) facts about the background leading up to the announcement of the Merger. Also on October 21, 2014, the plaintiff filed a motion with the Court asking the Court to expedite the proceedings in this case. The plaintiff seeks injunctive and other equitable relief, including enjoining the defendants from consummating the Merger, in addition to other unspecified damages, fees and costs.

On October 20, 2014, another putative stockholder class action complaint, captioned Nadyenka Pelpola v. Ahrens, et al., No. 2014-CH-16971 (Ill. Cir. Ct.), was filed against us, our board of directors, Actavis W.C. Holding, and Merger Sub in the Circuit Court of Cook County, Illinois. The complaint alleges that members of our board of directors breached their fiduciary duties in connection with the approval of the Merger and that we, Actavis W.C. Holding and Merger Sub aided and abetted the alleged breach of fiduciary duties. The complaint alleges that our directors breached their fiduciary duties in connection with the proposed transaction by, among other things, conducting a flawed sale process, failing to maximize stockholder value and obtain the best financial and other terms, and failing to inform themselves of the value of our company. The plaintiff seeks injunctive and other equitable relief, including enjoining the defendants from consummating the Merger, in addition to other unspecified damages, fees and costs.

On October 23, 2014, another putative stockholder class action complaint, captioned Darshan Kansagara v. Durata Therapeutics, Inc., et al., No. 10279 (Del. Ch. Ct.), was filed against us and our board of directors in Delaware Chancery Court. The complaint alleges that members of our board of directors breached their fiduciary duties in connection with the approval of the Merger. The complaint alleges that our directors breached their fiduciary duties in connection with the proposed transaction by, among other things, conducting a flawed sale process, failing to maximize stockholder value and obtain the best financial and other terms, and failing to inform themselves of the value of our company. Plaintiff also alleges that our board of directors breached its fiduciary duties by misrepresenting and omitting information in the Schedule 14D-9 Solicitation/Recommendation Statement that was filed with the U.S. Securities and Exchange Commission on October 17, 2014, including that our board of directors misrepresented or omitted information concerning (1) our financial projections; (2) the financial analyses of our financial advisor; (3) potential conflicts of interest with the Merger; and (4) facts about the background leading up to the announcement of the Merger. Also on October 23, 2014, the plaintiff filed a motion with the Court asking the Court to expedite the proceedings in this case and asking the Court to preliminarily enjoin the Merger. The plaintiff seeks injunctive and other equitable relief, including enjoining the defendants from consummating the Merger, in addition to other unspecified damages, fees and costs.

On November 6, 2014, we, each of our directors, Actavis W.C. Holding and Merger Sub entered into a Memorandum of Understanding (the “MOU”) with the plaintiffs in the Campbell, Kansagara, Stein, and Pelpola Actions (together the “Actions”), which sets forth the parties’ agreement in principle for a settlement of the Actions. As explained in the MOU, we and each of the other defendants have agreed to the settlement solely to eliminate the burden and uncertainty of continued litigation and without admitting any liability or wrongdoing. The MOU contemplates that the parties will enter into a settlement agreement. The settlement agreement will be subject to customary conditions, including court approval following notice to our stockholders. In the event that the parties enter into a settlement agreement, a hearing will be scheduled at which the Court of Chancery of the State of Delaware will consider the fairness, reasonableness and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought by or on behalf of the plaintiff or any member of the plaintiff class challenging any aspect of the Offer, the Merger, the Merger Agreement, and any disclosure made in connection therewith (but excluding claims for appraisal under Section 262 of the Delaware General Corporation Law), among other claims. In addition, in connection with the settlement, the parties contemplate that they will seek to negotiate the plaintiffs’ claim for attorneys’ fees and that plaintiffs’ counsel will file a petition in the Court of Chancery of the State of Delaware for an award of attorneys’ fees and expenses to be paid by us or our successor, which the defendants may oppose. We or our successor will pay or cause to be paid any attorneys’ fees and expenses awarded by the Court of Chancery of the State of Delaware. The parties may not ultimately enter into a settlement agreement and the Court of Chancery of the State of Delaware may not approve the settlement even if the parties were to enter into such settlement agreement. In such event, the proposed settlement as contemplated by the MOU may be terminated. The settlement will not affect the consideration to be received by our stockholders in connection with the Offer and the Merger. We and the other defendants believe the Actions are without merit and, in the event that the MOU is not approved or the requisite conditions are not satisfied, intend to defend the lawsuits vigorously.

Item 1A.	Risk Factors

Except for the important risk factors relating to consummation of the Merger, the following important factors have been prepared as if our company were remaining independent.

Risks Related to the Merger

The announcement and pendency of Actavis W.C. Holding Inc., or Actavis W.C. Holding’s, proposed acquisition of our company pursuant to a tender offer and subsequent merger with a wholly-owned direct subsidiary of Actavis W.C. Holding could have an adverse effect on our stock price and/or our business, financial condition, results of operations or business prospects.

The announcement and pendency of the Offer and Merger could disrupt our business in the following ways, among others:

•	third parties may determine to delay or defer purchase decisions with regard to our products or terminate and/or attempt to renegotiate their relationships with us as a result of the Offer and Merger, whether pursuant to the terms of their existing agreements with us or otherwise;

•	the attention of our management may be directed toward the completion of the Offer and Merger and related matters, and their focus may be diverted from the day-to-day business operations of our company, including from other opportunities that might otherwise be beneficial to us; and

•	current and prospective employees may experience uncertainty regarding their future roles with us (and, if the Merger is completed, Actavis W.C. Holding), which might adversely affect our ability to retain, recruit and motivate key personnel and may adversely affect the focus of our employees on development and sales of our products.

Any of the above matters could adversely affect our stock price or harm our financial condition, results of operations or business prospects.

If the proposed Merger with Actavis W.C. Holding is not consummated, our business and stock price could be adversely affected.

The consummation of the transactions contemplated by the Merger Agreement is subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement. We expect to close the Merger in the fourth quarter of 2014, subject to the satisfaction or waiver of these conditions. If the Merger is delayed or otherwise not consummated within the contemplated time periods or at all, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including the following:

•	we have incurred and expect to continue to incur significant expenses related to the proposed Merger with Actavis W.C. Holding. These Merger-related expenses include investment banking fees and legal and other professional fees. These fees will be payable by us even if the Merger does not close;

•	we would be obligated to pay Actavis W.C. Holding a $20.2 million termination fee in connection with the termination of the Merger Agreement in certain circumstances;

•	our customers, prospective customers and investors in general may view the failure to consummate the Merger as a poor reflection on our business or prospects;

•	certain of our suppliers, distributors, and other business partners may seek to change or terminate their relationships with us as a result of the proposed Merger; and

•	the market price of our common stock may decline, particularly to the extent that the current market price reflects a market assumption that the proposed Merger will be completed.

Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the Offer and Merger that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our common stock, stock options and restricted stock, and the receipt of change in control or other severance payments in connection with the proposed transactions.

The Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire our company prior to the completion of the Offer and the Merger.

The Merger Agreement contains provisions that make it difficult for us to entertain a third-party proposal for an acquisition of our company. These provisions include our agreement not to solicit or initiate any additional discussions with third parties regarding other proposals for our acquisition, as well as restrictions on our ability to respond to such proposals, subject to fulfillment of certain fiduciary requirements of our board of directors. The Merger Agreement also contains certain termination rights, including, under certain circumstances, a requirement for us to pay to Actavis W.C. Holding a termination fee of approximately $20.2 million.

These provisions might discourage an otherwise-interested third party from considering or proposing an acquisition of our company, even one that may be deemed of greater value to our stockholders than the Actavis W.C. Holding offer. Furthermore, even if a third party elects to propose an acquisition, our obligation to pay a termination fee may result in that third party’s offering of a lower value to our stockholders than such third party might otherwise have offered.

Lawsuits have been filed, and additional lawsuits may be filed, against us and the members of our Board of Directors arising out of our acquisition by Actavis W.C. Holding, which may delay or prevent the proposed transaction.

To date, four putative stockholder class action complaints have been filed against us, our board of directors, Actavis W.C. Holding and others in connection with the transactions contemplated by the Merger Agreement. On November 6, 2014, we, each of our directors, Actavis W.C. Holding and Merger Sub entered into a Memorandum of Understanding which sets forth the parties’ agreement in principle for a settlement of these lawsuits. We and the other defendants believe the lawsuits are without merit and, in the event that the MOU does not receive court approval or the requisite conditions are not satisfied, we intend to vigorously defend against these claims; however, the outcome of all litigation is uncertain and we may not be successful in defending against these claims. Regardless of the outcome of these lawsuits, and the contemplated settlement, they could delay or prevent our acquisition by Actavis W.C. Holding, divert the attention of our management and employees from our day-to-day business and otherwise adversely affect us financially.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for at least the next year and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $58.0 million for the nine month period ended September 30, 2014 and $62.1 million for the year ended December 31, 2013. Through September 30, 2014, we have recorded $10.1 million in revenues. We have financed our operations primarily through private placements of our preferred stock, our initial public offering of common stock, which we closed in July 2012, a secured debt financing, which we completed in March 2013 and refinanced with a new lender in October 2013, and a public offering of our common stock, which we closed in April 2013. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and operating losses for at least the next year. The net losses we incur may fluctuate significantly from quarter to quarter.

We anticipate that we will continue to incur significant expenses in connection with commercializing our products, seeking marketing approval for product candidates, building our commercial organization, conducting clinical trials for additional indications for dalbavancin, including pneumonia, pediatric skin and pediatric osteomyelitis, as well as new dosing strategies and formulations, and manufacturing product. In April 2014, we initiated enrollment in a Phase 3b clinical trial to evaluate the efficacy and safety of a single 1500 mg dose of dalbavancin infused over 30 minutes in adult patients with ABSSSI caused by susceptible Gram-positive bacteria, which we refer to as our single dose strategy. In August 2014, we commenced the initial planning and start-up activities for a Phase 3, double-blind, randomized, multicenter trial to assess the safety and efficacy of a single 1500 mg dose of dalbavancin plus a single 500 mg dose of azithromycin in comparison to an approved antibiotic regimen of linezolid 600 mg every 12 hours for 10-14 days plus a single 500 mg dose of azithromycin for the treatment of community acquired bacterial pneumonia. We are also currently developing protocols for additional Phase 3 clinical trials to evaluate the efficacy and safety of dalbavancin in patients with pediatric osteomyelitis. We expect the trial to begin enrollment in late 2014 to early 2015. In addition, in connection with commercializing dalbavancin, we expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses. Our expenses also will increase if and as we:

•	maintain, expand and protect our intellectual property portfolio;

•	in-license or acquire other products and technologies;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts.

Our ability to become and remain profitable depends on our ability to continue to generate revenue. We do not expect to generate significant revenue unless and until we successfully commercialize dalbavancin. This will require us to be successful in a range of challenging activities, including:

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

We are an early-stage company. We were incorporated and commenced active operations in the fourth quarter of 2009. Our operations to date have been largely related to organizing and staffing our company, business planning, raising capital, acquiring and developing dalbavancin and building our commercial and marketing infrastructure. We have not yet demonstrated our ability to manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We expect to continue to incur significant expenses in connection with our ongoing activities, particularly as we seek additional marketing approvals for dalbavancin, including from the EMA, develop our commercial organization, conduct clinical trials for additional indications for dalbavancin, including pneumonia, pediatric skin and pediatric osteomyelitis, as well as new dosing strategies and formulations, and possibly other product candidates, and manufacture product. In addition, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Furthermore, we are incurring additional costs associated with operating as a public company. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any current or future commercialization efforts.

Our cash, cash equivalents and short-term investment balances are our primary source of liquidity. We also have available to us through February 22, 2015, the $30.0 million Delayed Draw under our PDL credit agreement, and we anticipate the receipt of a milestone payment of $10.0 million under our License Agreement with Angelini payable 30 days following EMA approval which is expected in the first quarter of 2015. We believe our financial resources are sufficient to fund our operations for the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the costs of continued commercialization activities for dalbavancin, including the costs and timing of developing product sales, marketing, distribution and manufacturing capabilities;

•	revenue received from commercial sales of dalbavancin;

•	the costs of developing dalbavancin for additional indications and new dosing strategies and formulations;

•	the costs, timing and outcome of regulatory review of dalbavancin;

•	our ability to establish collaborations on favorable terms, if at all;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property-related claims;

•	the extent to which we in-license or acquire other products and technologies; and

•	the scope, progress, results and costs of product development for our product candidates.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. As of September 30, 2014, we do not have any committed external source of funds other than amounts available pursuant to our credit agreement with PDL, receipt of which funds is subject to the satisfaction of certain conditions set forth in the PDL credit agreement and we anticipate the receipt of a milestone payment of $10.0 million under our License Agreement with Angelini payable 30 days following EMA approval which is expected in the first quarter of 2015. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the stock ownership interest of our stockholders will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our existing indebtedness and the pledge of our assets as collateral limit our ability to obtain additional debt financing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2013.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our indebtedness may limit cash flow available to invest in the ongoing needs of our business.

In March 2013, we and certain of our subsidiaries entered into a loan and security agreement, or loan agreement, with Oxford Finance LLC, or Oxford, pursuant to which, subject to the conditions to borrowing thereunder, our wholly-owned Dutch subsidiaries borrowed an aggregate principal amount of $20.0 million. On October 31, 2013, we and certain of our subsidiaries entered into a credit agreement with PDL, pursuant to which our wholly-owned Dutch subsidiaries borrowed an aggregate principal amount of $25.0 million, which we refer to as the PDL credit agreement. Following FDA approval of dalbavancin on May 23, 2014, we borrowed, as required pursuant to terms of the PDL credit agreement, an additional $15.0 million, and may, upon the satisfaction of certain conditions to the funding set forth in the credit agreement, borrow an additional aggregate principal amount of up to $30.0 million within nine months of the FDA approval date. Pursuant to the credit agreement, we repaid in full amounts outstanding under the Oxford loan agreement, including prepayment penalties and fees.

Amounts borrowed under the PDL credit agreement are guaranteed by us and certain of our subsidiaries. The loans are secured by a lien on all or substantially all of our assets and all or substantially all of the assets of our subsidiaries (other than Durata Therapeutics Limited), including the pledge of the equity interests in each of our subsidiaries.

On August 18, 2014, pursuant to the stock purchase agreement between us and Pfizer dated December 11, 2009, we (i) elected to defer payment of the $25.0 million milestone payment owed to Pfizer as a result of the first commercial sale of dalbavancin for the treatment of ABSSSI being made in the United States and (ii) delivered to Pfizer a promissory note in an aggregate principal amount of $25.0 million representing the amount of such milestone payment. The promissory note has a maturity date of July 7, 2019 and interest on the outstanding principal amount accrues at a rate of 10% per annum, compounded annually.

We could in the future incur additional indebtedness beyond amounts currently outstanding under the PDL credit agreement and Pfizer promissory note. Our debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, as an emerging growth company, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm until we are no longer an emerging growth company. To achieve compliance with Section 404, we have documented and evaluated the effectiveness of our internal control over financial reporting. We will need to continue to dedicate internal resources to continuously assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. We cannot predict whether investors will find our common stock less attractive because we took advantage of the exception from Section 404 that permits us not to obtain an attestation report on internal control over financial reporting by our independent registered public accounting firm. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Risks Related to Product Development and Commercialization

We currently depend entirely on the success of dalbavancin, for the treatment of adult patients with ABSSSI. If we are not successful with the commercialization of dalbavancin, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of dalbavancin for the treatment of adult patients with ABSSSI. Our ability to generate product revenue will depend heavily on our ability to successfully commercialize dalbavancin. On May 23, 2014, the FDA approved dalbavancin for the treatment of adult patients with ABSSSI. Sales of dalbavancin in the United States commenced in late July 2014. We also submitted a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, on November 27, 2013. On December 20, 2013, the EMA accepted our MAA for review. The success of dalbavancin will depend on several factors, including the following:

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

Successful commercialization of dalbavancin for additional indications, including pneumonia, pediatric skin and pediatric osteomyelitis, as well as new dosing strategies and formulations, will depend on similar factors.

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

Dalbavancin or any other product candidate that we develop may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current treatments for ABSSSI, including generic options, are well established in the medical community, and doctors may continue to rely on these treatments. If dalbavancin does not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of dalbavancin or any other product candidate that we develop, if approved for commercial sale, will depend on a number of factors, including:

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

We have limited experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for dalbavancin or any other approved product, we must continue to develop a sales and marketing organization or outsource these functions to third parties. Ultimately, we expect that our commercial organization in the United States, and possibly Western Europe, will include a targeted hospital sales force, a marketing staff, a reimbursement support team and a national accounts team. Although we are currently evaluating our commercialization strategy outside the United States and Western Europe, we expect that we would commercialize dalbavancin in other markets through a variety of types of collaboration arrangements with leading pharmaceutical and biotechnology companies.

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

If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenue or the profitability of these product revenue to us are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our products or product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our products or product candidates.

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

There are also a number of products recently approved or in clinical development by third parties to treat ABSSSI. These companies include pharmaceutical companies, biotechnology companies, and specialty pharmaceutical and generic drug companies of various sizes, such as The Medicines Company, Cubist Pharmaceuticals, Inc. (through its acquisition of Trius Therapeutics, Inc.), Cempra, Inc., Melinta Therapeutics, Inc. (formerly Rib-X Pharmaceuticals, Inc.), Nabriva Therapeutics AG and Tetraphase Pharmaceuticals, Inc. Our competitors may develop products that are more effective, safer, more convenient or less costly than dalbavancin or that would render dalbavancin obsolete or non-competitive.

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

Our ability to successfully commercialize dalbavancin or any other product candidate also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will cover and pay for and, in doing so, establish payment levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of payment for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for dalbavancin or any other product that we commercialize or, if reimbursement is available, the level of payment. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

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

We face an inherent risk of product liability exposure related to the testing of dalbavancin and any other product candidate that we develop in human clinical trials and face an even greater risk as we commercially sell any products that we develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

We currently hold $20.0 million in product liability insurance coverage, which may not be adequate to cover all liabilities that we may incur. We will need to increase our insurance coverage as we continue commercializing dalbavancin or any other product candidate that receives marketing approval. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Any performance failure on the part of our existing or future manufacturers could adversely affect revenue, clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance for dalbavancin or for fill-finish services. If either of our existing manufacturers should become unavailable to us for any reason, we believe that there are a number of potential replacements, although we might incur some delay in identifying or qualifying such replacements.

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

We intend to commercialize dalbavancin through a variety of types of collaboration arrangements in other markets, including Eastern Europe and Asia. In addition, we may seek third-party collaborators for development and commercialization of other product candidates. Our likely collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we do enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our products and product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

For example, the European Medicines Agency, or EMA, questioned the approvability of Pfizer’s marketing authorization application based on remaining objections that a single pivotal trial in complicated skin and skin structure infections did not provide sufficiently robust data and that patients enrolled in the trial were not sick enough to support use in the desired indication. The FDA and the EMA may identify additional issues as their review of our current or future applications proceeds.

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

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates, including dalbavancin, for which we obtain marketing approval. Our arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

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

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our products and product candidates and affect the prices we may obtain.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. In November 2012, the FDA designated dalbavancin as a Qualified Infectious Disease Product. This designation provides ten years of marketing exclusivity in the United States.

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

We have recently experienced and continue to expect significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our stock price may be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders could incur substantial losses. The market price for our common stock may be influenced by many factors, including:

•	the success of commercial launch of dalbavancin;

•	the success of competitive products or technologies;

•	results of clinical trials of dalbavancin and any other product candidate that we develop;

•	results of clinical trials of product candidates of our competitors;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	the results of our efforts to develop, in-license or acquire additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

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

A substantial portion of our outstanding common stock can be traded without restriction at any time, and some of the shares which are currently restricted as a result of securities laws will be able to be sold, subject to any applicable volume limitations under federal securities laws with respect to affiliate sales, in the near future. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of October 31, 2014, we had outstanding 26,793,419 shares of common stock. In addition, holders of an aggregate of 9,537,533 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

We registered all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not conduct any sales of unregistered securities during the period covered by this Quarterly Report on Form 10-Q.

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

Date: November 7, 2014	DURATA THERAPEUTICS, INC.

	By:	/s/ Corey N. Fishman
Corey N. Fishman
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Agreement and Plan of Merger, dated as of October 5, 2014, by and among Actavis W.C. Holding Inc., Delaware Merger Sub, Inc. and Registrant (incorporated herein by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2014)

†10.2*	Supply Agreement dated July 29, 2014 between Registrant and A.C.R.A.F. S.p.A

†10.3*	License Agreement dated July 29, 2014 between Registrant and A.C.R.A.F S.p.A

†10.4*	Amendment No. 2, dated August 22, 2014, to Manufacturing and Supply Agreement between Registrant and Gnosis Bioresearch srl dated June 12, 2012

10.5*	First Amendment, dated July 29, 2014, to the Amended and Restated Employment Agreement, dated June 20, 2012, between Registrant and John P. Shannon

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Form of Contingent Value Rights Agreement (incorporated herein by reference to Exhibit A to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2014)

99.2	Tender and Support Agreement, dated as of October 5, 2014, by and among Actavis W.C. Holding Inc., Delaware Merger Sub, Inc. and certain officers, directors and stockholders of Registrant (incorporated herein by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2014)

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Database*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Submitted electronically herewith.
†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet at September 30, 2014 (unaudited) and December 31, 2013 (ii) Consolidated Statement of Operations for the three and nine month periods ended September 30, 2014 and 2013 (unaudited), (iii) Consolidated Statement of Cash Flows for the nine month periods ended September 30, 2014 and 2013 (unaudited) and (iv) Notes to Consolidated Financial Statements (unaudited).